Form 10-K
period 1993-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-03-23
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                      FORM 10-K

          (Mark One)

         X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the fiscal year ended December 31, 1993


            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
             For the transition period from

          Commission File Number 1-9157

                 SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
               (Exact name of registrant as specified in its charter)

                           Connecticut             06-1157778
                      (State or other           (I.R.S. Employer
                      jurisdiction of           Identification Number)
                      incorporation or
                      organization)

             227 Church Street, New Haven, CT       06510
                      (Address of principal      (Zip Code)
                       executive offices)

                                   203) 771-5200
                          (Registrant's telephone number,
                                including area code)

          Securities registered pursuant to Section 12(b) of the Act:

          Title of each class            Name of each exchange on
                                          which registered

          Common stock-par value $1     New York and Pacific Stock
          per share                     Exchanges

          Rights to purchase common     New York and Pacific Stock
          stock                         Exchanges
          (Currently traded with
          common stock)

          Securities registered pursuant to Section 12(g) of the Act: None


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x. No .

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x

          At February 28, 1994, 64,001,753 common shares were outstanding.

          At February 28, 1994, the aggregate market value of the voting stock held by non-affiliates was $2,022,514,890.

                           DOCUMENTS INCORPORATED BY REFERENCE

          (1) Portions of the registrant's Annual Report to Stockholders for
              the fiscal year ended December 31, 1993   (Part II)
          (2) Portions of the registrant's definitive Proxy Statement dated March 28, 1994 issued in connection with the 1994 Annual Meeting of Stockholders (Part III)



                                   TABLE OF CONTENTS


            Item                                                      Page


             1.    Business                                             3

             2.    Properties                                          15

             3.    Legal Proceedings                                   16

             4.    Submission of Matters to a Vote of Security
                   Holders                                             16

                                     PART II

             5.    Market for the Registrant's Common Stock and
                   Related Shareholder Matters                         18

             6.    Selected Financial Data                             18

             7.    Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                 18

             8.    Financial Statements and Supplementary Data         18

             9.    Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                 18

            10.    Directors and Executive Officers of the Registrant  18

            11.    Executive Compensation                              18

            12.    Security Ownership of Certain Beneficial Owners and
                   Management                                          18

            13.    Certain Relationships and Related Transactions      18

            14.    Exhibits, Financial Statements Schedules, and
                   Reports on Form 8-K                                 19


            See page 17 for "Executive Officers of the Registrant."



                                        PART I

            Item 1.  Business

                                        GENERAL

            Southern New England Telecommunications Corporation (the "Corporation") was incorporated in 1986 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200). The Corporation is a holding company engaged through its subsidiaries in operations principally in the State of Connecticut: The Southern New England Telephone Company (providing for the most part regulated telecommunications services and directory publishing services); SNET America, Inc. (providing interstate and international long distance services to Connecticut customers); SNET Cellular, Inc., SNET MobileCom, Inc. and SNET Paging, Inc. (providing personal communications services); SNET Diversified Group, Inc. (primarily engaged in the leasing of communications equipment to residential and business customers; and providing other telecommunications services not subject to regulation); and SNET Real Estate, Inc. (engaging in leasing commercial real estate). The Corporation furnishes financial and strategic planning, and stockholder relation functions on its own behalf and on behalf of its subsidiaries.


                      THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

            The Southern New England Telephone Company ("Telephone Company"), a local exchange carrier ("LEC"), was incorporated in 1882 under the laws of the State of Connecticut and is engaged in the provision of telecommunications services in the State of Connecticut, most of which are subject to rate regulation. These telecommunications services include (i) local and intrastate toll services, (ii) exchange access service, which links customers' premises equipment ("CPE") to the facilities of other carriers, and (iii) other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities.

            In 1993, approximately 75% of the Corporation's consolidated revenues and sales were derived from the Telephone Company's rate regulated telecommunication services. The remainder were derived principally from the Corporation's other subsidiaries, directory publishing operations, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.


            State Regulatory Matters

            The Telephone Company, in providing telecommunications services in the State of Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services, and other matters such as the approval of accounting procedures, the issuance of securities and the setting of depreciation rates on telephone plant utilized in intrastate operations. The DPUC has adopted for intrastate ratemaking purposes accounting and cost allocation rules, similar to those adopted by the Federal Communications Commission ("FCC"), for the separation of costs of regulated from non-regulated activities.


            State Regulation


            On May 24, 1993, the DPUC issued a final decision on the capital recovery portion of the November 1992 rate request submitted by the Telephone Company ("Rate Request"). The Telephone Company was granted an increase in the composite intrastate depreciation rate from 5.7% to approximately 7.3%. This equated to an increase in Telephone Company revenue requirement of approximately $40 million annually. The new depreciation rates were implemented effective July 1, 1993.


            On July 7, 1993, the DPUC issued a final decision ("Final Decision-I") in its three-phase review of the current and future telecommunications requirements of Connecticut and a final decision ("Final Decision-II") in the remainder of the Rate Request docket. The Final Decision-I addressed the issues of (i) competition [see Item 1., "Competition"]; (ii) infrastructure modernization; (iii) rate design and pricing principles; and (iv) regulatory and legislative frameworks. With respect to "rate design and pricing principles," the DPUC stated that the pricing of all services must be more in line with the costs of providing these services. Historically, to provide universal service, basic residential services have been subsidized by other tariffed services, primarily message toll and business services. In regard to the regulatory and legislative framework, the DPUC endorsed the concept of incentive-based regulation as a potentially more effective and efficient regulatory system than the present rate of return regulation.

            The Final Decision-II authorized a rate of return on the Telephone Company's common equity ("ROE") of 11.65% and an increase in intrastate revenue of $37.5 million effective July 7, 1993. The Telephone Company was authorized previously to earn a 12.75% ROE. On August 13, 1993, the DPUC granted the Telephone Company an additional revenue requirement of $1.9 million to the $37.5 million previously awarded based on a review of certain areas requested by the Telephone Company. The total increase in intrastate revenue of $39.4 million is virtually offset by the approximate $40 million increase in capital recovery. In addition, the Final Decision-II addressed areas of infrastructure modernization and incentive regulation. Under infrastructure modernization, the Final Decision-II supported, but did not mandate, implementation of an infrastructure modernization program.

            On December 3, 1993, the Telephone Company sought approval from the DPUC to allow the Telephone Company to develop and provide electronic information services ("EIS"), including electronic publishing services. Since 1984, dramatic industry changes in technology, regulation and competition have eliminated any need for such a restriction. For the last three years, AT&T and the  Regional Bell  Operating Companies ("RBOCs")
            have  been   permitted  to  enter   the  electronic
            publishing and information services markets. For the same reasons that the U.S. District Court lifted the ban on information services and electronic publishing services for AT&T and the RBOCs, the Company believes that the DPUC should lift the ban on the Telephone Company offering of EIS. A hearing in this matter is expected in the first half of 1994.

            State legislation, signed into law effective July 1, 1993, authorized the formation of a task force to study Connecticut's telecommunications infrastructure and policies. Draft legislation, based on the recommendations the task force submitted in February 1994, provides a framework to move forward with a new regulatory model for Connecticut. This model would move telecommunications toward a fully competitive marketplace and provide alternative forms of regulation. Overall, the goals of the draft legislation are to: (i) ensure high-quality and affordable universal telecommunications service for Connecticut customers; (ii) promote effective competition and the development of an advanced infrastructure; and (iii) enhance the efficiency of government, educational, and health care facilities through telecommunications.


            Intrastate Rates

            The Final Decision-II established rates designed to achieve the increase in intrastate revenue of $39.4 million. The following major provisions were included in the Final Decision-II: (i) reductions in intrastate toll rates including several toll discount plans; (ii) an increase in basic local exchange rates for residential and business customers to be phased in over a two-year period; (iii) a reduction in the pricing ratio gap between business and residential basic local service over a two-year period: (iv) a $7.00 per month Lifeline credit for low-income residential customer; (v) an increase in local calling service areas for most customers with none being reduced: (vi) an increase in the local coin telephone rate from $.10 to $.25; (vii) an increase in the directory assistance charge from $.24 to $.40 and a decrease in the number of "free" directory assistance calls; and (viii) a late payment charge of 1% monthly effective January 1, 1994. This rate award was implemented on July 9, 1993 through a combination of increases for coin telephone calls, directory assistance calls along with an approximate 15% interim surcharge on the remaining products and services with authorized increases including local exchange. On July 22, 1993, the DPUC issued a supplemental decision reducing the interim surcharge implemented on July 9, 1993 to approximately 8%. The Telephone Company issued credits during August of 1993 to customers who were charged at the higher rate. The 8% surcharge was in effect until October 9, 1993, when the remaining new rates became effective, including an average increase in residential basic local exchange rates of $.32 a month and a slight decrease in average monthly business rates. In addition, residential basic local exchange rates will increase $.31 a month and business rates will decrease an average of $.84 a month beginning in July 1994. At December 31, 1993, the Telephone Company's intrastate ROE was below the authorized 11.65%.


            Federal Regulatory Matters

            The Telephone Company is subject to the jurisdiction of the FCC with respect to interstate rates, services, video dial tone, access charges and other matters, including the prescription of a uniform system of accounts and the setting of depreciation rates on plant utilized in interstate operations. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes.
            ratemaking purposes.

            Federal Regulation

            On July 1, 1993, the FCC, in connection with its normal triennial review of depreciation, granted the Telephone Company new depreciation rates retroactive to January 1, 1993. The new rates increased depreciation expense by approximately $11 million in 1993. Under current price cap regulation, however, any changes in depreciation rates cannot be reflected in interstate access rates (see "Interstate Rates," below).

            On January 19, 1994, the Telephone Company filed suit in the U.S. District Court in New Haven claiming that the Cable Communications Policy Act of 1984 ("Cable Act") violates the Telephone Company's First and Fifth Amendment rights. The Cable Act limits the in-territory provision of cable programming by LECs such as the Telephone Company. The Cable Act currently prohibits LECs from owning more than 5% of any company that provides cable programming in their local service area.

            Since January 1, 1988, the Telephone Company has utilized an FCC approved, company specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1992 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1993.


            Interstate Rates

            The Telephone Company elected price cap regulation effective July 1, 1991. Under price cap regulation, which replaces traditional rate of return regulation, prices are no longer tied directly to the costs of providing service, but instead are capped by a formula that includes adjustments for inflation, assumed productivity increases, and "exogenous" factors, such as changes in accounting principles, in FCC cost separation rules, and taxes. The treatment as exogenous of various factors affecting a company's costs is subject to FCC interpretation.

            By electing price cap regulation, the Telephone Company is provided the opportunity to earn a higher interstate rate of return than that allowed under traditional rate of return regulation. However, price cap regulation presents additional risks since it establishes limits by which the Telephone Company is able to increase rates, even if the Telephone Company's interstate rate of return falls below the authorized rate of return. The Telephone Company is allowed to annually elect a productivity offset factor of 3.3% or 4.3%. Since price cap regulation was elected in July 1991, the Telephone Company has selected the 3.3% productivity factor and does not anticipate changing its election for the next tariff period. Choosing the 3.3% factor, the Telephone Company is allowed to earn up to a 12.25% interstate rate of return annually. Earnings between 12.25% and 16.25% would be shared equally with customers, and earnings over 16.25% would be returned to customers. Any amounts returned to customers would be in the form of prospective rate reductions. In addition, the Telephone Company's ability to achieve or exceed its interstate rate of return will depend, in part, on its ability to meet or exceed the assumed productivity increase. As of December 31, 1993, the Telephone Company's interstate rate of return was below the 12.25% threshold.

            The Telephone Company filed tariffs under price cap regulation on April 2, 1993 which took effect on July 2, 1993, subject to the FCC's further investigation. The Telephone Company will file its 1994 annual interstate access tariff filing on April 1, 1994 to become effective July 1, 1994. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target, and exogenous cost changes, if any. In January 1994, the FCC began its scheduled inquiry into the price cap plan for LECs, to determine whether to revise the current plan to improve its performance in meeting the FCC's objectives. Results of this inquiry are expected in late 1994 or early 1995.

            In an order released on January 9, 1990, which did not directly apply to the Telephone Company, the FCC established a precedent whereby a customer has a right to recover damages if they can establish that a LEC exceeded its authorized rate of return. The FCC, in a March 1993 order responding to a complaint filed by Sprint Communications Company ("Sprint") alleging overearnings in switched traffic sensitive access charges, affirmed the Telephone Company's right to offset overearnings in one access category with underearnings in another category, and held that the Telephone Company had no liability. Sprint has appealed the order to the U.S. Court of Appeals.


            Regulated Operations

            The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year and the number of intrastate toll and intrastate WATS messages handled for each year:




                                     1993    1992    1991    1990    1989
            Network Access Lines
            in Service              1,964   1,937   1,922   1,904   1,875
              (in thousands)

            Intrastate Toll and
            WATS Messages             524     526     516     521     523
                 (in millions


            The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services (see discussion of I-SNET in "Competition"). The total gross investment in telephone plant increased from approximately $3.4 billion at December 31, 1988 to approximately $4.0 billion at December 31, 1993, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1989, cash expended for capital additions was as follows:


            Dollars in millions      1993    1992    1991    1990    1989
            Cash Expended for
              Capital Additions     $231.6  $269.1  $296.3  $370.0  $338.8


            In 1993, the  Telephone Company  funded its  cash expenditures for capital additions entirely through cash flows from operations. In 1994, capital additions are expected to be approximately $230 million. The Telephone Company expects to fund substantially all of its 1994 capital additions through cash flows from operations.

            The Telephone Company currently accounts for the economic effects of regulation in accordance with the provisions of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." In the event recoverability of operating costs through rates becomes unlikely or uncertain, whether resulting from competitive effects or specific regulatory actions, SFAS No. 71 would no longer apply. The financial impact of an accounting change, should the Telephone Company no longer qualify for the provisions of SFAS No. 71, would be material.



            Competition

            The Telephone Company's regulated operations are subject to competition from companies, carriers and competitive access providers which construct and operate their own communications systems and networks for the provision of services to others. At present, regulation continues to provide for a system of subsidies which prevent the Telephone Company's prices from moving toward the cost of providing the service. The Telephone Company's ability to compete depends to some degree on the action of regulators regarding the pricing of local, toll and network access services, and on the Telephone Company's continuing ability to manage its costs effectively.

            In the Final Decision-I, the DPUC concluded that currently authorized intrastate competition has not adversely affected either service availability or cost, and that a broadened scope of intrastate competitive participation was prudent and warranted. Accordingly, the DPUC found that 10XXX calling and resale competition were in the public interest and should be allowed beginning July 7, 1993 in accordance with recently enacted State legislation. Using 10XXX calling, customers can use any certified carrier for interexchange calling within Connecticut by dialing 1, 0, and XXX (a three-digit carrier code). Terms and conditions associated with the provision of specialized/ancillary services, including monitoring, reporting and compensation, would no longer apply.

            Since the issuance of Final Decision-I, several interexchange carriers have filed applications with and received approval from the DPUC to offer 10XXX intrastate long-distance service.
            In addition,  a number  of resellers  have  filed for  initial
            certificates  of  public  convenience  and   necessity.    The
            Telephone Company anticipates additional applications will be filed. The introduction of competition to intrastate long-distance service and the Telephone Company's reduction in
            intrastate  toll  rates  will  further   erode  the  Telephone
            Company's  intrastate   toll  revenues.   Pursuant  to   Final
            Decision-I, the Telephone Company filed on October 1, 1993 its
            proposed  implementation  plan  for  equal   access  based  on
            customer preference for dual primary interexchange carrier capability (ability to choose one carrier for interstate calling and either the same or a different carrier for intrastate long distance calling). The Telephone Company's position regarding cost recovery remains that interexchange carriers should pay for the direct costs of implementing equal access.

            Regarding competition for local exchange services, in January 1994, MCI announced plans to construct and operate local communication networks in large markets throughout the United States, including parts of Connecticut in which the Telephone
            Company operates.   These networks would  allow MCI  to bypass
            the  Telephone  Company's  facilities   and  provide  services
            directly to customers. Pending DPUC approval, these services are expected to be available in Connecticut within two to
            three years.   Also  in January  1994,  the Telephone  Company
            announced that it had reached an agreement to lease part of its existing digital fiber optic ring network in the greater Hartford metropolitan area to MFS Communications, Inc ("MFS"). This agreement allows MFS to provide services to large business customers on an intraexchange basis and eliminates the need for MFS to construct their own facilities. Teleport Communications Group, another competitive access provider, recently announced plans to provide local telephone links for interstate services to businesses and long distance companies in the Hartford area.

            In an order adopted in September 1992, the FCC required certain LECs, including the Telephone Company, to offer expanded special access interconnection to all interested parties, permitting competitors to terminate their own transmission facilities in LEC central offices. The Telephone Company filed tariffs which were implemented in June 1993, subject to investigation, and was granted some additional pricing flexibility in light of this increased competition. In August 1993, the FCC adopted rules, which largely mirror the requirements adopted in September 1992 for special access interconnection, requiring certain LECs, including the Telephone Company, to offer expanded interstate switched access interconnection. The Telephone Company tariffs which implemented changes associated with switched access interconnection became effective in February 1994. The Telephone Company has received applications from competitive access providers for special access interconnection in selected central offices of the Telephone Company. The Telephone Company anticipates additional applications for both special and switched access interconnection will be filed. A number of LECs, including the Telephone Company, have appealed the FCC's orders to offer special and switched access interconnection. Oral arguments on the appeal of the special access order were heard in February 1994 with a decision expected later in 1994. The appeal of the switched access order has been delayed pending a decision on the special access appeal.

            The Telephone Company, expecting to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis, has taken several steps to effectively position itself. On January 13, 1994, the Telephone Company announced its intention to invest $4.5 billion over the next 15 years to build a statewide information superhighway ("I-SNET"). I-SNET will be an interactive multimedia network capable of delivering voice, video and a full range of information and interactive services. The Telephone Company expects I-SNET will reach approximately 500,000 residences and businesses thru 1997. In addition, the Telephone Company has reduced its intrastate toll rates beginning in July 1993 [see Item 1., "Intrastate Rates"], is committed to reducing its cost structure, remains focused on providing quality customer service and has introduced several new services as mentioned below.


            New Services


            On March 31, 1993, the Telephone Company together with Sprint announced the introduction of 800 CustomLink Service (service mark). This service allows the Telephone Company to offer it business customers an 800 service enabling them to receive calls from anywhere in the United States as well as international locations.

            In 1993, the Telephone Company launched the next generation of CentraLink products, CentraLink (service mark) 3100. CentraLink 3100 is a central-office based product that allows flexibility to add additional phone lines, locations and features to adapt to customers' changing telecommunications requirements.

            In 1993, the Corporation established SNET America, Inc. ("SNET
            America") under the laws of Connecticut.   SNET America offers
            a complete range of interstate and international long distance services to Connecticut customers, including calling card and
            800 service, along with volume discount plans such as Distance Plus (service mark). Distance Plus offers graduated discounts where the discount increases as the usage increases. SNET America began offering service in the third quarter of 1993. Under a proposed marketing arrangement between the Telephone Company and SNET America filed with the DPUC on January 7, 1994, the
            Telephone   Company   anticipates   selling   SNET   America's
            interstate and international  products, and SNET  America will
            sell  the  Telephone  Company's  intrastate  products.    This
            arrangement  will  enable  the  Corporation   to  satisfy  its
            customers complete long distance calling needs with a single point of contact.

            On October 21, 1993, the FCC approved the Telephone Company's application to construct, operate, own, and maintain facilities to conduct a technology and marketing trial for use in providing video dial tone service in West Hartford, Connecticut. With construction of the fiber optic and coaxial facilities completed, the trial began in early 1994. The trial, offered to approximately 500 customers, provides hundreds of choices of videos. On December 15, 1993, the Telephone Company filed a request with the FCC for an expansion of this trial. The proposal seeks to provide this service to an additional 20,000 customers in other areas of Connecticut.

            On December 22, 1993, the Telephone Company filed with the DPUC its application to conduct a market trial for Digital Enhancer, an Integrated Services Digital Network offering. Digital Enhancer provides customers with integrated voice and data communications capabilities on a single telephone access line. Digital Enhancer will be offered from specially equipped digital central offices and will require customer-provided terminal equipment to access and use the service. This service will enable customers to reduce their telecommunications costs by reducing wiring requirements, increase productivity through increased data transmission speed, and improve quality of service through reduced data error rates.


            Directory Publishing

            The Telephone Company's directory publishing operation remains sensitive to the Connecticut economy. The continuing decline in new business formations and the acceleration of business failures within the State will further suppress advertising growth potential in the near term.


            The Connecticut advertising marketplace continues to undergo major structural changes and is becoming increasingly more fragmented and competitive. Directory publishing faces potential increased competition from non-traditional services such as desktop publishing, electronic shopping services and the expansion of cable television. Furthermore, additional competition may arise from the regional BOCs' ability to now offer information services. The Telephone Company's directory publishing operation will continue to strategically widen its business focus and respond to emerging market opportunities to position itself effectively against this potential competition [see discussion of EIS in Item 1., "State Regulation"].

                           PERSONAL COMMUNICATIONS SERVICES

            The Corporation provides personal communications services, which consist of wholesale and retail cellular telephone communications and paging services, through its subsidiaries SNET Cellular, Inc. ("Cellular"), SNET MobileCom, Inc. ("MobileCom") and SNET Paging, Inc. ("Paging").


            SNET Cellular, Inc.

            Cellular was incorporated in 1985 under the laws of the State of Connecticut. In 1990, Cellular formed the Springwich Cellular Limited Partnership ("Springwich") with NYNEX Mobile Communications Company ("NYNEX Mobile"), The Granby Telephone and Telegraph Company of Massachusetts, Inc., The Woodbury Telephone Company and a fifth partner (New York SMSA Limited Partnership, of which NYNEX Mobile is the managing partner). Springwich is authorized to provide wholesale cellular radio telecommunications services in the Hartford, New Haven, New London, and Fairfield, Connecticut New England County Metropolitan Areas ("NECMAs") and in the Springfield, Massachusetts NECMA. Springwich also is licensed to provide cellular wholesale service in three Rural Service Areas ("RSA"), Windham and Litchfield Counties in Connecticut and Franklin County in Massachusetts. The combined population of this region is approximately 4 million. Springwich is currently subject to FCC, DPUC and the Massachusetts Department of Public Utility jurisdictions.

            In January of 1993, Cellular incorporated SNET Springwich, Inc. ("SSI"), a wholly owned subsidiary of Cellular. Cellular transferred a 32% general partnership interest in Springwich to SSI in both 1993 and 1994 and anticipates transferring the remaining 18.5% partnership interest in Springwich to SSI in 1995.

            Springwich  has  "roamer   agreements"  with   other  cellular
            carriers which allow customers of Springwich access to cellular markets throughout the United States and Canada and allow customers of other carriers to use Springwich's network.

            On July 31, 1990, Springwich petitioned the DPUC to initiate a proceeding to address whether the conditions necessary to forebear from rate regulation of cellular mobile telephone service in Connecticut NECMAs were present, as required of the DPUC under Connecticut legislation enacted in 1985. Subsequent to the petition, the DPUC initiated a proceeding (Docket No. 90-08-03) to address this issue. In 1991, the
            DPUC issued a decision denying Springwich's petition for forbearance citing that the record did not indicate that forbearance would enhance or expedite the evolution of the cellular marketplace. On December 16, 1992, the DPUC reopened Docket No. 90-08-03 to reconsider its 1991 decision. The DPUC closed this docket on December 15, 1993 without a decision. Pursuant to a recent federal law, state regulation of cellular activities is pre-empted unless the FCC approves a petition by the state regulatory agency to continue its regulatory scheme. Such a filing, if one is to be made, must be done by August 10, 1994.,

            In February 1993, Cellular announced that it had joined with other major mobile communications companies to form MobiLink (service mark) Partners. In July 1993, the MobiLink Partners set common standards for cellular service nationwide under the
            new brand name Mobilink (service mark).   Mobilink includes a
            number of innovations designed to make cellular service easier to use and accessible to more cellular phone users across much of the United States and Canada.

            On October 22, 1993, the FCC issued a report and order allocating radio spectrum to be licensed for use in providing personal communications services ("PCS"). These bandwidths of spectrum could provide new services such as advanced voice paging, two-way acknowledgment paging, data messaging, electronic mail and facsimile transmissions. Under the order, separate bandwidths would be auctioned to potential PCS providers in each geographic area of the United States. The FCC is seeking comments on the design of the auction process, financing alternatives for special interest licenses, and the classes of licenses and permits that should be included in the competitive bidding process. The auction of these bandwidths of spectrum will allow additional competitors to enter the market place Springwich serves.

            In 1992, Bell Atlantic Corporation ("Bell Atlantic") completed the acquisition of Metro Mobile CTS, Inc., a non-wireline provider of cellular services that operates in Springwich markets. Bell Atlantic, which operates under the name Bell Atlantic Mobile, has substantial capital, technological and marketing resources. Cellular has made and will continue to make significant investments in network expansion and enhancements in order to effectively compete.


            SNET MobileCom, Inc.

            MobileCom was incorporated in 1985 under the laws of the State of Connecticut. MobileCom purchases wholesale cellular communications service from Springwich and resells cellular communications service to the retail market under the servicemark LINX in Springwich's serving area.

            MobileCom markets its services through its internal sales force and through agreements with third-party distributors. MobileCom anticipates continuing competition from local, regional and national resellers. Over the past few years, intense competition for new customers has led to increases in selling and promotional costs. MobileCom anticipates that this trend will continue into the foreseeable future. In response to this competition, MobileCom has offered a new cellular service plan called Linx Omni that provides customers with a package of cellular services plus a free cellular phone when the customer signs a 24 month service agreement.


            SNET Paging, Inc.

            Paging was incorporated in February 1990 under the laws of the
            State of  Connecticut.   Paging launched  service on  April 1,
            1991. Paging provides its customers with tone, numeric and alphanumeric paging services through its service trademark
            Page 2000 (service mark).   Customers have  a choice  of  either
            selecting local or regional coverage.  Paging also  serves as a
            reseller of SkyTel, a  nationwide paging  service.   Currently
            Paging's network is capable of providing services  in Connecticut,
            most of  Massachusetts,  southern  New   Hampshire,  Rhode  Island,
            Metropolitan New York City, and northern New Jersey.

            TNI  Associates,   Inc.   ("TNIA"),   formerly   SNET   Paging
            Acquisition Corporation, a wholly owned subsidiary of Paging, also was formed in February 1990 under the laws of the State of Connecticut. In October 1993, TINA purchased the remaining 50.5% partnership interest in the net assets of TNI Associates (the "TNI Partnership") from Telecommunications Network, Inc. The


            TNI Partnership business purchased by TNIA operates a wide
            area  paging   network  covering   the   seaboard  area   from
            Metropolitan New York to southern New Jersey and Philadelphia.

            Paging has three primary competitors in the Northeast region it serves. One is dominant in the Connecticut marketplace and is perceived as offering competitive pricing and a high quality network. The second offers multistate and regional services that focus on large metropolitan markets with less emphasis on Connecticut. The last is a large national carrier that offers the lowest price with an apparent strategy of building market share rapidly.


                             SNET DIVERSIFIED GROUP, INC.

            SNET Diversified Group, Inc.  ("Diversified") was incorporated in 1986 under the laws of the State of Connecticut in order to
            identify   and    develop    new,    non-regulated    business
            opportunities. The majority of Diversified's activities are leasing and selling CPE to residential and small business
            customers.   Prior  to 1988,  embedded  CPE  was leased  under
            regulation to customers by the Telephone Company.   As part of
            the  1993  SNET  Systems,   Inc.  ("Systems")  reorganization,
            Diversified   established    a    new    division,    Business
            Communications, which continues to offer and maintain certain key products that are complementary to the Telephone Company's central-office based solutions. SNET Premium Services, which
            offers  network  related  activities  such   as  ConnNet (service
            mark) and Conference Calling, was transferred from the Telephone Company to Diversified effective January 1, 1993.

            Diversified faces significant competition from numerous department store, discount store, and business equipment retailers that carry CPE. Diversified has differentiated its product line from its competitors by offering a wide array of quality products coupled with superior customer assistance and by offering customers leasing options.


                                SNET REAL ESTATE, INC.

            SNET Real Estate, Inc. ("Real Estate") was incorporated in 1983 under the laws of the State of Connecticut. Real Estate is an owner of commercial property which it leases under operating leases and is a participant in a partnership that also leases commercial property. Currently, Real Estate is managing its existing portfolio and is not actively pursuing additional real estate investments.

            Real Estate faces a risk that real estate markets in which its properties are located, primarily Connecticut, may further deteriorate from their current condition. This risk is minimized by the conservative nature of Real Estate's portfolio, a majority of which is leased to affiliates.


                                    SNET SYSTEMS, INC.

            SNET Systems, Inc. ("Systems") was incorporated in 1986 under the laws of the State of Connecticut and was subsequently dissolved in December 1993. Systems marketed a full range of sophisticated communications systems and services primarily to large business customers as well as provided consulting, installation and maintenance services related to communications systems.


            On January 15, 1993, the Corporation announced that it would disband Systems and reassign its functions and employees to other organizations within the Corporation. This reorganization of Systems' operations is in line with the Corporation's strategy to focus on the Telephone Company's central-office based solutions. As discussed previously, a new division of Diversified, Business Communications, was formed as a result of this reorganization and will continue to offer and maintain certain key products that are complementary to central-office based solutions.



                                   SNET CREDIT, INC.

            SNET Credit, Inc. ("Credit") was incorporated in 1983 under the laws of the State of Connecticut. Credit provided lease financing of telecommunications and other equipment for Systems and third parties under operating, direct-financing and leveraged leases. In September 1992, the Corporation announced its intention to withdraw from the finance business by phasing out the activities of Credit because it no longer fit into the Corporation's long-term strategic business plan. During the first and second quarters of 1993, Credit sold portions of its direct-financing lease portfolio. Certain existing leveraged leases and direct financing leases have been retained as investments.



            Employee Relations

            The Corporation and its subsidiaries employed approximately 9,820 persons at February 28, 1994, of whom approximately 68% are represented by The Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.


            In December 1993, the Corporation announced a business restructuring program designed to reduce costs and will result in approximately 2,500 employees exiting the business over the next two to three year period.



            Item 2.  Properties

            The principal properties of the Corporation and its subsidiaries do not lend themselves to a detailed description by character and location. The majority of telecommunications plant, property and equipment of the Corporation and its subsidiaries is owned by the Telephone Company. Of the Corporation's investment in telecommunications plant, property and equipment at December 31, 1993, central office equipment represented 39%; connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represented 35%; land and buildings (occupied principally by central offices) represented 12%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 2%; and other, principally vehicles and general office equipment, represented 12%.

            Substantially all of the central office equipment installations and administrative offices are located in Connecticut in buildings owned by the Telephone Company situated on land which it owns in fee. Many garages, service centers and some administrative offices are located in rented quarters.

            The  Corporation   has  a   significant   investment  in   the
            properties, facilities and equipment necessary to conduct its business wherein the overwhelming majority of this investment relates to telephone operations. Management believes that the Corporation's facilities and equipment are suitable and adequate for the business.

            As discussed previously, the Telephone Company plans to invest $4.5 billion over the next 15 years to build I-SNET. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost containment initiatives and customer demand for the new services offered. The Telephone Company does not plan to request a rate increase for this investment.



            Item 3.  Legal Proceedings

            The Corporation and certain of its subsidiaries are involved in various claims and lawsuits that arise in the normal conduct of their business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the Telephone Company or the Corporation.



            Item 4.  Submission of Matters to a Vote of Security Holders


            No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.



                       Executive Officers of the Registrant (1)
                                (as of January 1, 1994)



                                                                    Executive
                                                                     Officer
     Name              Age(2)         Position                        Since




 Daniel J. Miglio      53      Chairman, President and
                                 Chief Executive Officer             1/86

 Robert F. Neal        58      Senior Vice President-
                                 Organization Development            1/87

 Ronald M. Serrano     38      Senior Vice President-
                                 Corporate Development               1/93

 Donald R. Shassian    38      Senior Vice President and
                                 Chief Financial Officer            12/93

 Madelyn M. DeMatteo   45      Vice President, General
                                  Counsel and Secretary              5/90

 John A. Sadek         60      Vice President and
                                 Comptroller                         1/86



 (1) Includes executive officers subject to Section 16 of the Securities Exchange Act of 1934.

 (2) As of December 31, 1993.


            Mr. Miglio, Mr. Neal, Mr. Sadek and Ms. DeMatteo have held high level managerial positions with the Corporation or its subsidiaries for more than the past five years. Mr. Serrano was a Vice President of Mercer Management Consulting, Inc., (formerly Strategic Planning Associates) for more than five years prior to joining the Corporation. Mr. Shassian was a partner with Arthur Andersen & Co., independent accountants, for more than five years prior to joining the Corporation.

                                     PART II


            Item 5. Market for the  Registrant's Common Stock  and Related
                    Stockholder Matters

            The common stock of the Corporation is listed on the New York and Pacific stock exchanges and the number of holders of record, computed on the basis of registered accounts, were approximately 57,177 as of February 28, 1994. Information with respect to the quarterly high and low sales price for the Corporation's common stock and quarterly cash dividends declared is included in the registrant's Annual Report to Stockholders on page 48 under the caption "Market and Dividend Data" and is incorporated herein by reference pursuant to General Instruction G(2).


            Items 6 through 8.

            Information required under Items 6 through 8 is included in the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 on pages 18 through 47 in their entirety and is incorporated herein by reference pursuant to General Instruction G(2).


            Item 9. Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure

            No changes in or disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.



                                         PART III


            Items 10 through 13.

            Information required under Items 10 through 13 is included in the registrant's Proxy Statement dated March 28, 1994 on pages 1 (commencing under the caption "Proxy Statement") through 17. Such information is incorporated herein by reference.

            Information regarding executive officers of the registrant required by Item 401(b) and (e) of Regulation S-K is included in Part I of this Annual Report on Form 10-K following Item 4.



                                     PART IV


     Item 14.  Exhibits, Financial Statement Schedules, and       Page
               Reports on Form 8-K


     (a)   Documents filed as part of the report:



           (1) Report on Consolidated Financial Statements           *

                    Report of Audit Committee                        *

                    Report of Independent Accountants                *

                    Consolidated Financial Statements:

                      Consolidated Statement of (Loss) Income - for
                       the years ended December 31, 1993, 1992 and
                       and 1991                                      *

                      Consolidated Balance Sheet - as of
                       December 31, 1993 and 1992                    *

                      Consolidated Statement of Changes in
                                          *
                       Stockholders' Equity - for the years ended
                        December 31, 1993, 1992, 1991                *

                      Consolidated Statement of Cash Flows - for
                       the years ended December 31, 1993, 1992
                       and 1991                                      *

                      Notes to Consolidated Financial Statements     *

           (2) Consolidated Financial Statement Schedules for the year ended December 31, 1993

               Report of Independent Accountants                     24

               V - Telecommunications Plant, Property and            25
                   Equipment

               VI - Accumulated Depreciation                         29

               VIII - Valuation and Qualifying Accounts              30


                 Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.


         * Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1993 (see Part II).




              (3) Exhibits:

            Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


    Exhibit
    Number


      3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit) 3-A to Form SE dated 3/15/91, File No. 1-9157).

      3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

      4a Rights Agreement dated February 11, 1987 between Southern New England Telecommunications Corporation and The State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form SE dated 2/13/87-1, File No. 1-9157). Amendment No. 1 dated December 13, 1989 (Exhibit 4 to Form SE dated 12/28/89, File No. 1-9157). Amendment No. 2 dated October 10, 1990 (Exhibit 4 to Form SE dated 10/12/90, File No. 1-9157).

      4b No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      10 (iii)(A)1    SNET Short Term Incentive Plan as amended March 1,
                      1993 (Exhibit 10(iii)(A)1 to 1992 Form 10-K  dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)2    SNET Long Term Incentive Plan as amended March  1,
                      1993 (Exhibit 10(iii)(A)2 to 1992 Form 10-K  dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)3    SNET  Financial  Counseling  Program  as   amended
                      January  1987  (Exhibit  10-D  to  Form  SE  dated
                      3/23/87-1, File No. 1-9157).

      10 (iii)(A)4    Group Life Insurance Plan and Accidental Death and
                      Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to
                      Form SE dated 3/23/87-1, File No. 1-9157).

      10 (iii)(A)5    SNET  Executive  Non-Qualified  Pension  Plan  and
                      Excess Benefit Plan  as amended  November 1,  1991
                      (Exhibit 10-A to Form  SE dated 3/20/92, File  No.
                      1-9157).  Amendments dated December 8, 1993.


              (3) Exhibits (continued):


     Exhibit
     Number


      10 (iii)(A)6    SNET Management Pension  Plan as  amended November
                      1, 1987 (Exhibit 10-C to Form  SE dated 3/21/88-1,
                      File No. 1-9157).   Amendments dated  September 1,
                      1988 and January 1, 1989 (Exhibit  10-C to Form SE
                      dated 3/21/89, File No. 1-9157).  Amendments dated
                      January 1,  1989 through  August 6,  1989 (Exhibit
                      10-B to Form  SE dated 3/20/90,  File No. 1-9157).
                      Amendments dated  June 5,  1991  through September
                      25, 1991 (Exhibit  10-B to Form  SE dated 3/20/92,
                      File No.  1-9157).   Amendments  dated  January 1,
                      1993 (Exhibit 10(iii)(A)6 to 1992  Form 10-K dated
                      3/23/93,  File  No.  1-9157).    Amendments  dated
                      September 8, 1993 through December 8, 1993.

      10 (iii)(A)7    SNET Incentive  Award  Deferral  Plan  as  amended
                      March 1,  1993 (Exhibit  10(iii)(A)7 to  1992 Form
                      10-K dated 3/23/93, File No. 1-9157).

      10 (iii)(A)8    SNET Mid-Career Pension  Plan as  amended November
                      1, 1991 (Exhibit  10-D to  Form SE  dated 3/20/92,
                      File No. 1-9157).  Amendments dated December 8, 1993.

      10 (iii)(A)9    SNET Deferred  Compensation Plan  for Non-Employee
                      Directors as  amended  January  1,  1993  (Exhibit
                      10(iii)(A)9 to 1992 Form 10-K  dated 3/23/93, File
                      No. 1-9157).

      10 (iii)(A)10   Change-in-Control Agreements (Exhibit 10-F to Form
                      SE dated 3/15/91, File No. 1-9157).


      10 (iii)(A)11   SNET 1986 Stock  Option Plan  as amended  March 1,
                      1993 (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)12   SNET  Retirement  and  Disability  Plan  for  Non-
                      Employee Directors as amended April 14, 1993.

      10 (iii)(A)13   SNET Non-Employee  Director  Stock  Plan effective
                      January 1, 1994  (Exhibit 4.4  to Registration No.
                      33-51055, File No. 1-9157)

      10 (iii)A)14    Description of  SNET Executive Retirement Savings
                      Plan.



      12              Computation of Ratio of Earnings to Fixed Charges.

      13 Pages 18 through 48 of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      21              Subsidiaries of the Corporation.

      23              Consent of Independent Accountants.


              (3)Exhibits (continued):


     Exhibit
     Number


      24a            Powers of Attorney.

      24b            Board of Directors' Resolution.

      99a Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.

      99b Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Bargaining Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.


            The Corporation will furnish, without charge, to a stockholder upon request a copy of the Annual Report to Shareholders and Proxy Statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.


            (b) Reports on Form 8-K:

            On November 3, 1993, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated November 3, 1993, announcing that effective December 1, 1993, Donald R. Shassian, will assume the position of Senior Vice President and Chief Financial Officer of both the Corporation and the Telephone Company.

            On December 8, 1993, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated December 8, 1993, announcing charges against fourth quarter earnings totaling $4.08 per common share. These charges include a restructuring charge for workforce and reengineering reductions, a refinancing charge and a charge for discontinued operations.

            On January 25, 1994, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated January 24, 1994, announcing the Corporation's 1993 financial results.



                                      SIGNATURES


            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

            SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

            By /s/ J. A. Sadek
                   J. A. Sadek, Vice President and Comptroller, March 23, 1994

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

            PRINCIPAL EXECUTIVE OFFICER:

              D. J. Miglio*
              Chairman, President, Chief Executive Officer and Director

            PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

              D. R. Shassian*
              Senior Vice President and
              Chief Financial Officer


              J. A. Sadek                                  By /s/ J. A. Sadek
              Vice President and Comptroller                (J. A. Sadek, as
                                                            attorney-in-fact
                                                            and on his own
                                                            behalf)


            DIRECTORS:

              F. G. Adams*
              William F. Andrews*
              Richard H. Ayers*
              Zoe Baird*
              Barry M. Bloom*
              F. J. Connor*
              William R. Fenoglio*                          March 23, 1994
              Claire L. Gaudiani*
              J.  R. Greenfield*
              N. L. Greenman*
              Worth Loomis*
              Burton G. Malkiel*
              Frank R. O'Keefe, Jr.*                     *by power of attorney


                           REPORT OF INDEPENDENT ACCOUNTANTS

            To the Stockholders of
            Southern New England Telecommunications Corporation:


            Our report on the consolidated financial statements of Southern New England Telecommunications Corporation has been incorporated by reference in this Form 10-K from the 1993 Annual Report to Stockholders of Southern New England
            Telecommunications  Corporation  on  page  29  therein.    In
            connection with our audits of such financial statements, we have also audited the related financial statement schedules for each of the three years in the period ended December 31, 1993 listed in Item 14 (a) (2) of this Form 10-K.

            In our opinion, the financial statement schedules referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.





            Hartford, Connecticut                    COOPERS & LYBRAND
            January  24, 1994






                                                       Schedule V - Sheet 1

                  SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

             SCHEDULE V--TELECOMMUNICATIONS PLANT, PROPERTY and EQUIPMENT
                                 (Millions of Dollars)




   COL. A               COL. B     COL. C     COL. D      COL. E     COL. F





                      Balance at  Additions  Retirements   Other     Balance
   Year 1993          beginning    at cost    - Note (b)  Changes    at  end
   Classification     of period   - Note(a)               - Note (c) of period

   Land               $   28.4    $    .7      $    -     $    -       $29.1
   Buildings             437.9       27.8          9.2         .7      457.2
   Central Office
    Equipment          1,631.5      116.4         94.2        8.6    1,662.3
   Station Apparatus      59.5        8.5           .6       (3.8)      63.6
   Large Private
    Branch Exchange        9.2         -           8.4         -          .8
   Pole Lines            135.6        5.5          2.4         .2      138.9
   Cable               1,083.6       50.8         13.6         .1    1,120.9
   Underground Conduit   212.3        9.5           .7        (.9)     220.2
   Public Telephone
    Equipment             16.9        4.3         (1.7)        -        22.9
   Other Communica-
    tions Equipment       65.8        7.2          1.9         -        71.1
   Furniture and
    Office Equipment     300.7       44.5         24.0        (.4)     320.8
   Vehicles and Other
    Work Equipment       108.0        8.6          9.9         -       106.7
   Telecommunications
    Plant Property and
    Equipment Under
    Construction          84.0        2.1           -        (6.6)      79.5
   Other                   2.0        1.4           -         1.0        4.4

   TOTAL (d)          $4,175.4     $287.3       $163.2      $(1.1)  $4,298.4

            The notes on Sheet 4 are an integral part of this Schedule.



                                                       Schedule V - Sheet 2

                  SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

             SCHEDULE V--TELECOMMUNICATIONS PLANT, PROPERTY and EQUIPMENT
                                 (Millions of Dollars)




   COL. A               COL. B     COL. C     COL. D      COL. E     COL. F


                      Balance at  Additions  Retirements   Other     Balance
   Year 1992          beginning    at cost    - Note (b)  Changes    at  end
   Classification     of period   - Note(a)               - Note (c) of period

   Land               $   27.4    $    .8      $    -     $    .2      $28.4
   Buildings             423.3       21.9          4.9       (2.4)     437.9
   Central Office
    Equipment          1,578.1      136.4         84.0        1.0    1,631.5
   Station Apparatus      74.4        9.8         24.8         .1       59.5
   Large Private
    Branch Exchange       11.5         -           2.3         -         9.2
   Pole Lines            131.3        5.9          1.6         -       135.6
   Cable               1,029.8       69.2         15.3        (.1)   1,083.6
   Underground Conduit   197.4       15.1           .2         -       212.3
   Public Telephone
    Equipment             19.3         .5          2.9         -        16.9
   Other Communica-
    tions Equipment       63.6        5.9          3.6        (.1)      65.8
   Furniture and
    Office Equipment     281.5       30.7         11.0        (.5)     300.7
   Vehicles and Other
    Work Equipment        99.6       15.5          6.8        (.3)     108.0
   Telecommunications
    Plant Property and
    Equipment Under
    Construction          92.7       (7.9)          -         (.8)      84.0
   Other                   1.0        1.0           -          -         2.0

   TOTAL (d)          $4,030.9     $304.8       $157.4      $(2.9)  $4,175.4



            The notes on Sheet 4 are an integral part of this Schedule.




                                                       Schedule V - Sheet 3

                  SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

             SCHEDULE V--TELECOMMUNICATIONS PLANT, PROPERTY and EQUIPMENT
                                 (Millions of Dollars)



   COL. A               COL. B     COL. C     COL. D      COL. E     COL. F


                      Balance at  Additions  Retirements   Other     Balance
   Year 1991          beginning    at cost    - Note (b)  Changes    at  end
   Classification     of period   - Note(a)               - Note (c) of period

   Land               $   27.3    $    .1      $    -     $    -       $27.4
   Buildings             396.9       27.8          1.4         -       423.3
   Central Office
    Equipment          1,545.2      135.6         91.2      (11.5)   1,578.1
   Station Apparatus      80.0        4.2          9.8         -        74.4
   Large Private
    Branch Exchange       13.0         -           1.5         -        11.5
   Pole Lines            124.6        7.7          1.0         -       131.3
   Cable                 979.3       65.6         15.1         -     1,029.8
   Underground Conduit   188.1        9.5           .2         -       197.4
   Public Telephone
    Equipment             18.4        1.0           .1         -        19.3
   Other Communica-
    tions Equipment       59.5        6.3          2.2         -        63.6
   Furniture and
    Office Equipment     256.9       35.1         24.6       14.1      281.5
   Vehicles and Other
    Work Equipment        92.3       14.8          4.9       (2.6)      99.6
   Telecommunications
    Plant Property and
    Equipment Under
    Construction          82.9        9.8           -          -        92.7
   Other                    .1         .9           -          -         1.0

   TOTAL (d)          $3,864.5     $318.4       $152.0      $  -    $4,030.9



            The notes on Sheet 4 are an integral part of this Schedule.



                                                       Schedule V - Sheet 4


Notes to Schedule V
            (a)  For regulated telephone plant,  additions shown  include
                 (1) the original cost of reused material, which is concurrently credited to Material and Supplies, and (2) an Allowance for Funds Used During Construction.

            (b) Items of telecommunications plant, property and equipment when retired, sold or reclassified are deducted from the property accounts at original cost.

            (c) Represents current year transfers between classifications, and other minor adjustments.

            (d) For interstate telephone plant, the FCC has approved the equal life group ("ELG") depreciation method using a remaining-life formula on a phased-in basis beginning in 1982. Vintages of interstate plant in service prior to the phase-in of ELG are being depreciated using a composite vintage group method. In addition, the FCC approved the use of straight-line amortization effective January 1, 1987 to recover an interstate reserve deficiency over a five-year period ended December 31, 1993. For intrastate plant, the DPUC approved ELG for 1993 vintages and subsequent periods. Vintages of intrastate plant in service prior to 1993 are being depreciated using a composite vintage group method. For the years 1993, 1992 and 1991, depreciation expense on telecommunications plant expressed as a percentage of average depreciable plant was 7.0%, 6.2% and 6.6%, respectively. Property and equipment other than regulated telephone plant is depreciated primarily using the straight-line method over the estimated useful lives of the assets. Assets acquired under capital leases are generally amortized over the life of the lease using the straight-line method.




                  SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

                         SCHEDULE VI--ACCUMULATED DEPRECIATION
                                 (Millions of Dollars)

   COL. A               COL. B     COL. C     COL. D      COL. E     COL. F


                      Balance at  Additions  Retirements   Other     Balance
                      beginning   charged     - Note (a)  Changes    at  end
   Description        of period   to expense                         of period

     Year 1993        $1,408.0     $286.8        $162.4     $(4.2)   $1,528.2

     Year 1992         1,318.7      247.6         157.1      (1.2)    1,408.0

     Year 1991         1,221.5      251.5         154.7        .4     1,318.7


            (a) Includes net salvage.

            (b) Columns B and F include accumulated depreciation on the Corporation's nonregulated telecommunications plant, property and equipment, which is shown net of such accumulated depreciation in Note 13 to the consolidated financial statements.





                  SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

                   SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS
                                 (Millions of Dollars)



               COL. A     COL. B     COL. C     COL. D    COL. E     COL. F


                                       Additions


                         Balance at  Additions   Charged               Balance
                         beginning   charged to  to other  Deductions  at end
            Description  of period   expense     accounts   - Note B     of
                                                 -Note (a)             period

            Allowance for Uncollectible
              Accounts Receivable:

            Year 1993      $21.8     $ 28.9       $3.6     $27.6     $ 26.7
            Year 1992       16.3       33.3        3.9      31.7       21.8
            Year 1991       10.3       31.7        3.6      29.3       16.3

            Allowance for Uncollectible
              Direct-Financing Lease Notes Receivable of Discontinued
              Operations:

            Year 1993      $ 8.2     $ 15.6      $   -     $12.1     $ 11.7
            Year 1992        4.6        9.2          -       5.6        8.2
            Year 1991        2.7        4.8          -       2.9        4.6

            Restructuring Charge:

            Year 1993     $    -     $355.0      $   -    $    -     $355.0


            (a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous debits and credits.

            (b)  Includes amounts written off as uncollectible.







                              Exhibit Index

            Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.


    Exhibit
    Number

      3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit) 3-A to Form SE dated 3/15/91, File No. 1-9157).

      3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

      4a Rights Agreement dated February 11, 1987 between Southern New England Telecommunications Corporation and The State Street Bank and Trust Company, as Rights Agent (Exhibit 1 to Form SE dated 2/13/87-1, File No. 1-9157). Amendment No. 1 dated December 13, 1989 (Exhibit 4 to Form SE dated 12/28/89, File No. 1-9157). Amendment No. 2 dated October 10, 1990 (Exhibit 4 to Form SE dated 10/12/90, File No. 1-9157).

      4b No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

      10 (iii)(A)1    SNET Short Term Incentive Plan as amended March 1,
                      1993 (Exhibit 10(iii)(A)1 to 1992 Form 10-K  dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)2    SNET Long Term Incentive Plan as amended March  1,
                      1993 (Exhibit 10(iii)(A)2 to 1992 Form 10-K  dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)3    SNET  Financial  Counseling  Program  as   amended
                      January  1987  (Exhibit  10-D  to  Form  SE  dated
                      3/23/87-1, File No. 1-9157).

      10 (iii)(A)4    Group Life Insurance Plan and Accidental Death and
                      Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to
                      Form SE dated 3/23/87-1, File No. 1-9157).

      10 (iii)(A)5    SNET  Executive  Non-Qualified  Pension  Plan  and
                      Excess Benefit Plan  as amended  November 1,  1991
                      (Exhibit 10-A to Form  SE dated 3/20/92, File  No.
                      1-9157).  Amendments dated December 8, 1993.

      10 (iii)(A)6    SNET Management Pension  Plan as  amended November
                      1, 1987 (Exhibit 10-C to Form  SE dated 3/21/88-1,
                      File No. 1-9157).   Amendments dated  September 1,
                      1988 and January 1, 1989 (Exhibit  10-C to Form SE
                      dated 3/21/89, File No. 1-9157).  Amendments dated
                      January 1,  1989 through  August 6,  1989 (Exhibit
                      10-B to Form  SE dated 3/20/90,  File No. 1-9157).
                      Amendments dated  June 5,  1991  through September
                      25, 1991 (Exhibit  10-B to Form  SE dated 3/20/92,
                      File No.  1-9157).   Amendments  dated  January 1,
                      1993 (Exhibit 10(iii)(A)6 to 1992  Form 10-K dated
                      3/23/93,  File  No.  1-9157).    Amendments  dated
                      September 8, 1993 through December 8, 1993.

      10 (iii)(A)7    SNET Incentive  Award  Deferral  Plan  as  amended
                      March 1,  1993 (Exhibit  10(iii)(A)7 to  1992 Form
                      10-K dated 3/23/93, File No. 1-9157).

      10 (iii)(A)8    SNET Mid-Career Pension  Plan as  amended November
                      1, 1991 (Exhibit  10-D to  Form SE  dated 3/20/92,
                      File No. 1-9157).  Amendments dated December 8, 1993.

      10 (iii)(A)9    SNET Deferred  Compensation Plan  for Non-Employee
                      Directors as  amended  January  1,  1993  (Exhibit
                      10(iii)(A)9 to 1992 Form 10-K  dated 3/23/93, File
                      No. 1-9157).

      10 (iii)(A)10   Change-in-Control Agreements (Exhibit 10-F to Form
                      SE dated 3/15/91, File No. 1-9157).


      10 (iii)(A)11   SNET 1986 Stock  Option Plan  as amended  March 1,
                      1993 (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
                      3/23/93, File No. 1-9157).

      10 (iii)(A)12   SNET  Retirement  and  Disability  Plan  for  Non-
                      Employee Directors as amended April 14, 1993.

      10 (iii)(A)13   SNET Non-Employee  Director  Stock  Plan effective
                      January 1, 1994  (Exhibit 4.4  to Registration No.
                      33-51055, File No. 1-9157)

      10 (iii)A)14    Description of  SNET Executive Retirement Savings
                      Plan.



      12              Computation of Ratio of Earnings to Fixed Charges.

      13 Pages 18 through 48 of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1993.

      21              Subsidiaries of the Corporation.

      23              Consent of Independent Accountants.


      24a             Powers of Attorney.

      24b             Board of Directors' Resolution.

      99a Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.

      99b Annual Report on Form 11-K for the plan year ended December 31, 1993 for the SNET Bargaining Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1994.