Form 10-Q
period 1994-03-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-05-10
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                  FORM 10-Q


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1994.



     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from         to        .


Commission File Number 1-9157


             SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
           (Exact name of registrant as specified in its charter)


               Connecticut                          06-1157778
      (State of other jurisdiction of           (I.R.S. Employer
      incorporation or organization             Identification Number)


         227 Church Street, New Haven, CT             06510
      (Address of principal executive offices)      (Zip Code)


                               (203) 771-5200
                       (Registrant's telephone number,
                            including area code)


                               Not applicable
                (Former name, former address and former fiscal year,
                        if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X.  No    .


         Common stock, par value $1.00 per share:  64,148,242 shares outstanding as of April 29, 1994

Form 10-Q - Part I   Southern New England Telecommunications Corporation

                        PART I - FINANCIAL INFORMATION


Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive office at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the management, include all adjustments, consisting of a normal recurring nature necessary for fair presentation for each period shown. The 1993 financial statements have been reclassified to conform to the current-year presentation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1993 Annual Report on Form 10-K.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

                 CONDENSED, CONSOLIDATED STATEMENT OF INCOME
                 (Dollars in millions, except per share amounts)

                                                        (Unaudited)
                                                  For the Three Months Ended
                                                          March 31,
                                                     1994         1993

Revenues and Sales
   Local service                                   $ 152.0    $  131.4
   Intrastate toll                                    79.0        89.4
   Network access                                     86.8        85.8
   Publishing                                         44.7        45.3
   Sales and other                                    60.7        50.4
        Total Revenues and Sales                     423.2       402.3

Costs and Expenses
   Operating and maintenance                         235.4       234.8
   Depreciation and amortization                      80.7        63.6
   Taxes other than income                            14.2        16.4
        Total Costs and Expenses                     330.3       314.8

Income Before Interest, Income Taxes
   and Accounting Changes                             92.9        87.5

Interest                                              19.8        23.8

Income Before Income Taxes
   and Accounting Changes                             73.1        63.7

Income taxes                                          29.6        27.2

Income Before Accounting Changes                      43.5        36.5

Accounting changes                                       -      (220.2)

Consolidated Net Income (Loss)                     $  43.5    $ (183.7)

Weighted Average Common Shares Outstanding
   (in thousands)                                   63,982      63,522

Earnings (Loss) Per Common Share:

   Income Before Accounting Changes                $   .68    $    .58
   Cumulative effect of accounting changes               -       (3.47)

   Earnings (Loss) Per Common Share                $   .68    $  (2.89)

Dividends Declared Per Common Share                $   .44    $    .44


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I       Southern New England Telecommunications Corporation




                    CONDENSED, CONSOLIDATED BALANCE SHEET
                            (Dollars in millions)

                                             (Unaudited)
ASSETS                                       March 31, 1994    Dec. 31, 1993

Current Assets
   Cash and temporary cash investments         $   48.9          $  224.8
   Accounts receivable, net of allowance
      for uncollectibles of $27.8 and
      $26.7, respectively                         262.0             266.8
   Materials, supplies and inventories             21.2              21.6
   Prepaid publishing                              41.8              40.5
   Deferred income taxes, prepaid taxes
      and other assets                            125.0              93.8
         Total Current Assets                     498.9             647.5

Telecommunications plant, property
   and equipment, at cost                       4,321.0           4,298.4

Less:  Accumulated depreciation
       and amortization                         1,586.2           1,528.3

Telecommunications Plant, Property and
   Equipment, Net                               2,734.8           2,770.1

Deferred charges, leases and
   other assets                                   334.8             343.9

Total Assets                                   $3,568.5          $3,761.5



















The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I       Southern New England Telecommunications Corporation




              CONDENSED, CONSOLIDATED BALANCE SHEET (Continued)
                            (Dollars in millions)

                                             (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY         March 31, 1994    Dec. 31, 1993

Current Liabilities
   Obligations maturing within one year       $  100.4          $  290.0
   Accounts payable and accrued expenses         182.8             208.1
   Restructuring charge - current                130.2             113.0
   Advance billings and customer deposits         54.9              54.0
   Accrued compensated absences                   33.7              37.3
   Other current liabilities                      98.4              90.4

        Total Current Liabilities                600.4             792.8

Long-term obligations                            977.0             984.3
Deferred income taxes                            345.2             321.0
Postretirement benefits other than pension       327.2             328.9
Restructuring charge - long-term                 206.4             242.0
Unamortized investment tax credits                48.8              50.8
Other liabilities and deferred credits           185.9             187.1

        Total Liabilities                      2,690.9           2,906.9

Stockholders' Equity
   Common stock; $1.00 par value;
     300,000,000 shares authorized;
     66,762,826 and 66,608,360
     issued, respectively                         66.8              66.6
   Proceeds in excess of par value               661.9             656.7
   Retained earnings                             331.4             315.7
   Less:  Treasury stock; 2,758,512
            shares, at cost                     (104.7)           (104.7)
          Unearned compensation related
            to ESOP                              (77.8)            (79.7)

          Total Stockholders' Equity             877.6             854.6

Total Liabilities and Stockholders' Equity    $3,568.5          $3,761.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I       Southern New England Telecommunications Corporation


     CONDENSED, CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            (Dollars in millions)

                                           (Unaudited)
                                    For the Three Months Ended
                                            March 31,
                                        1994        1993

COMMON STOCK, PAR VALUE
  Balance at beginning of period      $   66.6    $   66.1
  Common stock issued, at market            .2          .2
  Balance at end of period            $   66.8    $   66.3

PROCEEDS IN EXCESS OF PAR VALUE
  Balance at beginning of period      $  656.7    $  639.6
  Common stock issued, at market           5.2         5.9
  Balance at end of period            $  661.9    $  645.5

RETAINED EARNINGS
  Balance at beginning of period      $  315.7    $  744.2
  Consolidated net income (loss)          43.5      (183.7)
  Dividends declared                     (28.2)      (27.9)
  Tax benefit of dividends declared
    on shares held in ESOP                  .4          .4
  Balance at end of period            $  331.4    $  533.0

TREASURY STOCK
  Balance at beginning and end
    of period                         $ (104.7)   $ (104.7)

UNEARNED COMPENSATION RELATED
TO EMPLOYEE STOCK OWNERSHIP PLAN
  Balance at beginning of period      $  (79.7)   $  (91.4)
  Reduction of ESOP debt                   6.6         6.2
  ESOP earned compensation accrual        (4.7)       (4.4)
  Balance at end of period            $  (77.8)   $  (89.6)

TOTAL STOCKHOLDERS' EQUITY            $  877.6    $1,050.5

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I       Southern New England Telecommunications Corporation

               CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS
                            (Dollars in millions)
                                                          (Unaudited)
                                                  For the Three Months Ended
                                                             March 31
                                                         1994         1993

CASH FLOWS FROM OPERATING ACTIVITIES

    Consolidated net income (loss)                    $  43.5     $(183.7)
      Adjustments to reconcile consolidated net
        income (loss) to cash provided by
        operating activities:
          Cumulative effect of accounting changes         -         220.2
          Depreciation and amortization                  80.7        63.6
          Discontinued operations                         -          (1.4)
          Effect of business restructuring              (18.4)        -
          Change in operating assets and
            liabilities, net                              6.9        10.4
          Other, net                                      1.1        13.4
     Net cash provided by operating activities          113.8       122.5


CASH FLOWS FROM INVESTING ACTIVITIES

    Cash expended for capital additions                 (77.5)      (74.7)
    Repayment of loan made to ESOP                         .4          .4
    Discontinued operations                               -           7.9
    Other, net                                            4.7          .5
     Net cash used by investing activities              (72.4)      (65.9)


CASH FLOWS FROM FINANCING ACTIVITIES

    Net proceeds (payments) of short-term borrowings     58.7       (11.4)
    Repayments of long-term borrowings                 (251.7)       (8.7)
    Cash dividends                                      (24.3)      (24.0)
    Discontinued operations                               -          (6.6)
    Other, net                                            -           (.1)
     Net cash used by financing activities             (217.3)      (50.8)

(Decrease) increase in cash and temporary
    cash investments                                   (175.9)        5.8

Cash and temporary cash investments at
    beginning of period                                 224.8         7.2
Cash and temporary cash investments at
    end of period                                     $  48.9     $  13.0

Income taxes paid                                     $   8.5     $  14.1

Interest paid                                         $  23.6     $  35.7

The accompanying notes are an integral part of the financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

            NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)

(a) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Accounting Changes - The Corporation implemented Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other Than Pensions", SFAS No. 112 "Employers' Accounting for Postemployment Benefits" and SFAS No. 109 "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of these accounting changes as of January 1, 1993 resulted in a one-time, non-cash charge which reduced 1993 net income and earnings per common share reported in the condensed, consolidated statement of income by $220.2 million and $3.47, respectively.

(b) FINANCIAL DATA ON SUBSIDIARIES

    Selected financial data on the Corporation's subsidiaries is provided below.

                                           For the Three Months Ended
                                                   March 31,
     Dollars in Millions                       1994          1993

     Revenues and Sales:

      The Southern New England
        Telephone Company                    $ 369.0       $ 353.4
      SNET Diversified Group, Inc.(1)           24.6          31.6
      Cellular operations(2)                    21.3          14.8
      All others(3)                              9.0           4.7
      Intercompany sales                         (.7)         (2.2)

     Consolidated Revenues and Sales         $ 423.2       $ 402.3

     Income from Operations
       Before Accounting Changes:

      The Southern New England
        Telephone Company                    $  43.1       $  38.7
      SNET Diversified Group, Inc.(1)             .3           (.4)
      Cellular operations(2)                      .8           (.3)
      All others(3)                              (.7)         (1.5)

     Income From Operations Before
       Accounting Changes                    $  43.5       $  36.5


     (1) For comparative purposes, the first quarter 1993 results of SNET Systems, Inc. are shown with SNET Diversified Group, Inc.
     (2) Cellular operations consists of the Corporation's wholesale and retail cellular businesses, SNET Cellular, Inc. and SNET Mobility, Inc., net of intercompany amounts.
     (3) All others include SNET Real Estate, Inc., SNET Paging, Inc., SNET America, Inc. and Parent Company operations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Comparison of quarter ended March 31, 1994 vs. quarter ended
March 31, 1993


Revenues and Sales:

  Local service revenues increased $20.6 million, or 15.7%, due primarily to new rates for basic local service implemented beginning on July 9, 1993 in accordance with The Southern New England Telephone Company's ("Telephone Company") 1993 general rate award. Revenue from directory assistance and coin telephone increased primarily as a result of an increase in rates also implemented in accordance with the 1993 general rate award. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift of revenue from intrastate toll to local service. Access lines in service grew 1.8% from approximately 1,945,000 at March 31, 1993 to approximately 1,979,000 at March 31, 1994. In addition, growth experienced in subscriptions to premium services, such as an 8.2% increase in Totalphone [SM], also contributed to the increase in local service revenues.

  Intrastate toll revenues, which includes revenues from toll and WATS services, decreased $10.4 million, or 11.6%. The majority of this decrease was due primarily to the shift of revenues to local service caused by the extension of the local-calling service area in several exchanges as discussed above. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased approximately 3% reflecting the negative impact of the extension of the local-calling service areas. In addition, WATS revenues decreased $3.5 million, or 29.6%, due primarily to lower WATS message volumes, customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $1.0 million, or 1.2%, due primarily to an increase in interstate minutes of use of
  approximately  5%.   Partially  offsetting  the   increase   in
  interstate minutes of use was a decrease, effective July 2, 1993, in interstate access tariff rates in accordance with the Telephone Company's 1993 annual Federal Communications Commission ("FCC") filing under price cap regulation. As of
  March 31, 1994, the Telephone Company's interstate rate of return was below the 12.25% authorized under price cap regulation.

  Sales and other revenues increased $10.3 million, or 20.4%. Sales and other revenues include revenues from the Corporation's non-telephone businesses; billing and collections, and other non-access services rendered on behalf of interexchange carriers; provision for the Telephone

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Comparison of quarter ended March 31, 1994 vs. quarter ended
March 31, 1993

Revenues and Sales (continued):

  Company's uncollectible accounts receivable; and net investment income. In total, sales from the Corporation's non-telephone businesses increased $5.0 million, or 10.0%. Sales of the Corporation's cellular operations, which consist of wholesale, SNET Cellular, Inc. and retail, SNET Mobility,
  Inc., increased $6.5 million, or 43.9%, due mainly to an increase in the number of customers and strong revenues from roaming services. Sales for SNET Paging, Inc. increased $3.1 million due primarily to the impact of the purchase and consolidation, in October 1993, of the remaining 50.5% interest in a paging partnership. Partially offsetting the impact of these items was a decrease in revenues of $7.6 million, or 43.2%, of Business Communications, a division of SNET Diversified Group, Inc. The decline in sales reflects the planned phase out of the large PBX system business in favor of focusing on the Telephone Company's central-office based solutions.

Costs and Expenses:

  Operating and maintenance expenses increased $.6 million, or .3%. Wage and salary costs decreased approximately $5 million primarily as a result of a decrease in the average work force of 10.3%. This decrease is primarily a result of the initial implementation of the work force reduction portion of the Corporation's restructuring program announced in December 1993. As of March 31, 1994, approximately 900 employees, representing 16% of the total number of management employees and 5% of the total number of bargaining-unit employees, had left the Corporation as a result of the work force reduction plan. Also, in 1993 approximately 570 bargaining-unit employees accepted an early retirement incentive offer with most leaving the Corporation by March 19, 1993. Partially offsetting the decrease in the average work force was a 3.0% wage increase for bargaining-unit employees effective October 1993. The decrease in wage and salary costs was offset by an increase in costs associated with the Corporation's investment in new products and services, such as SNET America, Inc. ("SNET America") and licensed software fees for network switching which increased slightly during the first quarter of 1994. Annual expenses for licensed software are expected to increase approximately $10 million over 1993 as the Telephone Company continues to replace and modernize its network switching operations.

  Depreciation and amortization expense increased $17.1 million, or 26.9%. The increase in depreciation and amortization was attributable primarily to revised depreciation rate schedules for both intrastate and interstate plant of the Telephone Company, as approved by the Connecticut Department of Public Utility Control ("DPUC") and FCC, respectively. The increase in

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Comparison of quarter ended March 31, 1994 vs. quarter ended
March 31, 1993

Costs and Expenses (continued):

  depreciation expense relating to intrastate plant was approximately $10 million while interstate plant accounted for approximately $3 million of the increase. An increase in the average depreciable telecommunications plant, property and equipment also contributed to the increase in depreciation and amortization expense.

Interest Expense:

  Interest expense decreased $4.0 million, or 16.8%. This decrease was due primarily to interest savings from previous debt refinancings, a decrease in average debt outstanding and the absence in 1994 of $1.2 million of interest expense related to the settlement of sales tax issues in 1993.


Income Taxes:

  The effective tax rate in 1994 was 40.5% as compared with 42.7% in 1993. For 1993, income taxes include adjustments reflecting the resolution of certain tax matters.

Comparison of balances at March 31, 1994 vs. December 31, 1993


Cash and temporary cash investments:

  Cash and temporary cash investments decreased $175.9 million due primarily to the repayment of Telephone Company debt [see
  Liquidity and Capital Resources] partially offset by timing of cash requirements for the Corporation.

Deferred income taxes, prepaid taxes and other assets:

  Deferred   income  taxes,  prepaid  taxes  and   other   assets
  increased $31.2 million due primarily to an increase in prepaid property taxes. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1994. The prepaid property taxes will be amortized over the remainder of 1994.

Obligations maturing within one year:

  Obligations maturing within one year decreased $189.6 million due primarily to the repayment of Telephone Company debt [see Liquidity and Capital Resources] partially offset by a net increase in short-term debt outstanding of $58.5 million.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $113.8 million during the three months ended March 31, 1994 as compared with $122.5 million during the three months ended March 31, 1993. The primary use of capital resources continued to be capital expenditures. The Corporation believes that cash flows from operations will be sufficient to fund all of its anticipated capital expenditures.

In January 1994, the proceeds of $200.0 million of Telephone Company 6.125% unsecured notes issued in December 1993 were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. In addition, $40.0 million of Telephone Company notes, effectively tendered in December 1993, were paid in January 1994.

As of March 31, 1994, cash expenditures, before-tax, relating to the Corporation's restructuring charge announced in December 1993 amounted to approximately $18 million. Substantially all of the expenditures related to initial severance payments associated with work force reductions. The Corporation began implementing the reengineering program during the first quarter of 1994. These expenditures were funded from cash flows from operations. The Corporation continues to expect total 1994 cash expenditures related to the reengineering program to approximate $100 million, pre-tax.

The Corporation's ratio of debt to total capitalization decreased from December 31, 1993. The ratio at March 31, 1994 was 55.1% as compared with 59.9% at December 31, 1993. The decrease in the debt ratio is due primarily to the reduction in the current portion of long-term debt. The current portion of long-term debt was reduced by the debt payments discussed previously. For the first quarter 1994, the Corporation's Board of Directors declared a dividend of $.44 per share.


Regulatory Matters

On April 19 and April 27, 1994, the State of Connecticut House of Representatives and Senate, respectively, unanimously passed a bill providing a new regulatory model for Connecticut telecommunications. The bill, which resulted from recommendations submitted by a telecommunications task force in February 1994, opens Connecticut telecommunication services to full competition, including local phone service currently provided primarily by the Telephone Company. The bill is currently pending review and signature by the Governor. If signed, the law is expected to take effect in July 1994.

On April 13, 1994, the DPUC approved a marketing arrangement between the Telephone Company and SNET America enabling the
Telephone Company to sell SNET America's interstate and international products, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Corporation to satisfy its customer's complete long distance calling needs with a single point of contact.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)


On April 13, 1994, the DPUC opened hearings on the Telephone Company's request to develop and provide electronic information services ("EIS"), including electronic publishing services. For the last three years, AT&T and the Regional Bell Operating Companies ("RBOCs") have been permitted to enter the electronic publishing and information services markets. For the same reasons that the U.S. District Court lifted the ban on information services and electronic publishing services for AT&T and the RBOCs, the Corporation believes that the DPUC should allow the Telephone Company to begin to offer EIS. A final decision on this issue is expected in June 1994.

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, if approved by the FCC, is anticipated to decrease interstate network access revenues approximately $6 million for the period July 1, 1994 to June 30, 1995.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


                  PART II  -  OTHER INFORMATION



Item 1.  Legal Proceedings

         There were no material developments in the first quarter of 1994.




Item 6.  Exhibits and Reports on Form 8-K

   (b) On April 21, 1994, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated April 21, 1994 announcing the Corporation's financial results for the first quarter of 1994.

Form 10-Q - Part I  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

May 10, 1994



               /s/ J. A. Sadek
                   J. A. Sadek
                   Vice President and Comptroller