Form 10-K/A
period 1993-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-06-03
CIK 790650

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-K/A
(Mark One)

  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 1993.

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
       For the transition period from           to           .

Commission File Number 1-9157

             SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Connecticut                            06-1157778
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)             Identification Number)

           227 Church Street, New Haven, CT                 06510
        (Address of principal executive offices)         (Zip Code)

                                (203) 771-5200
                       (Registrant's telephone number,
                             including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                               Name of each exchange
Title of each class                             on which registered

Common stock-par value $1 per share     New York and Pacific Stock Exchanges

Rights to purchase common stock         New York and Pacific Stock Exchanges
(Currently traded with common stock)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No

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

           SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

                FORM 10-K/A for the Period Ending 12/31/93

                              EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.



Exhibit
Number


99a       Annual Report on Form 11-K for the SNET Management
          Retirement Savings Plan for the plan year ended
          December 31, 1993 (filed as Exhibit 99a to Form SE dated 6/2/94, File No. 1-9157).


99b       Annual Report on Form 11-K for the SNET Bargaining
          Unit Retirement Savings Plan for the plan year ended
          December 31, 1993 (filed as Exhibit 99b to Form SE dated 6/2/94, File No. 1-9157).

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                       Southern New England Telecommunications Corporation
                                          (Registrant)


                    BY                 /s/ John A. Sadek
                                           John A. Sadek
                                  Vice President and Comptroller




Date:  June 3, 1994