Form 10-K/A
period 1993-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-07-20
CIK 790650

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549
                                 FORM 10-K/A

                               AMENDMENT NO. 2

(Mark One)

  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934.
       For the fiscal year ended December 31, 1993.

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

Securities registered pursuant to Section 12(g) of the Act:  None.

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

                             Amendment No. 2

                              EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.



Exhibit
Number


99a Amendment No. 1 dated July 19, 1994 to Annual Report on Form 11-K dated May 18, 1994 for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1993. This Amendment No. 1 corrects data contained in footnote 6 to the financial statements and schedules and thereby replaces in its entirety the Form 11-K dated May 18, 1994 filed as Exhibit 99a to Form SE dated 6/2/94, File No. 1-9157 (Exhibit 99a to Form SE dated 7/19/94, File
         No. 1-9157).

99b Amendment No. 1 dated July 19, 1994 to Annual Report on Form 11-K dated May 18, 1994 for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1993. This Amendment No. 1 corrects data contained in footnote 7 to the financial statements and schedules and thereby replaces in its entirety the Form 11-K dated May 18, 1994 filed as Exhibit 99b to Form SE dated 6/2/94, File No. 1-9157 (Exhibit 99b to Form SE dated 7/19/94, File No. 1-9157).

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




Date:  July 20, 1994