Form 10-Q
period 1994-06-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-09-22
CIK 790650

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1994



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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X  .  No     .


   Common stock, par value $1.00 per share:  64,267,669 shares outstanding as of July 29, 1994

Form 10-Q - Part I   Southern New England Telecommunications Corporation



                 PART I - FINANCIAL INFORMATION

Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive office at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of a normal recurring nature necessary for fair presentation for
each period shown.   The 1993 financial statements have been
reclassified to conform to the current-year presentation.  Certain
information   and  footnote  disclosures  normally  included   in
consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted  pursuant to such SEC rules and regulations.   Management
believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for
full  fiscal  years.  It  is  suggested  that   these  condensed,
consolidated financial statements be read in conjunction with the
consolidated financial   statements and notes  thereto  included
in the Corporation's 1993 Annual Report on Form 10-K.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

                                CONDENSED, CONSOLIDATED STATEMENT OF INCOME
                                (Dollars in millions, except per share amounts)
                                               (Unaudited)
                                For the 3 Months Ended     For the 6 Months Ended
                                        June 30,                     June 30,
                                      1994      1993              1994       1993
Revenues and Sales
  Local service                   $  154.3  $  134.3          $  306.3  $  265.7
  Intrastate toll                     75.9      90.8             154.9     180.2
  Network access                      88.4      86.4             175.2     172.2
  Publishing                          45.7      45.1              90.4      90.3
  Sales and other                     63.5      54.1             124.2     104.6
    Total Revenues and Sales         427.8     410.7             851.0     813.0

Costs and Expenses
  Operating and maintenance          237.5     230.6             472.9     465.4
  Depreciation and amortization       81.3      70.2             162.0     133.8
  Taxes other than income             14.4      14.8              28.6      31.2
    Total Costs and Expenses         333.2     315.6             663.5     630.4

Income Before Interest, Income
  Taxes and Accounting Changes        94.6      95.1             187.5     182.6

Interest                              19.0      22.6              38.8      46.4

Income Before Income Taxes and
  Accounting Changes                  75.6      72.5             148.7     136.2

Income taxes                          30.3      31.6              59.9      58.8

Income Before Accounting Changes      45.3      40.9              88.8      77.4

Accounting changes                      -         -                 -     (220.2)

Consolidated Net Income (Loss)      $ 45.3   $  40.9           $  88.8   $(142.8)

Weighted Average Common Shares
  Outstanding (in thousands)        64,134    63,638            64,058    63,580

Earnings (Loss) Per Common
  Share:

  Income Before Accounting Changes  $  .71   $   .64          $   1.39   $  1.22
  Accounting changes                   -         -                 -       (3.47)

  Earnings (Loss) Per Common Share  $  .71   $   .64          $   1.39   $ (2.25)

Dividends Declared Per Common
  Share                             $  .44   $   .44          $    .88   $   .88

The accompanying notes are an integral part of these financial statements.

  Form 10-Q - Part I    Southern New England Telecommunications Corporation



              CONDENSED, CONSOLIDATED BALANCE SHEET
                      (Dollars in millions)


                                         (Unaudited)
ASSETS                                    June 30, 1994     Dec. 31, 1993

Current Assets
  Cash and temporary cash investments        $    26.6        $    224.8
  Accounts receivable, net of allowance
   for uncollectibles of $27.7 and
   $26.7, respectively                           271.6             266.8
  Materials, supplies and inventories             21.7              21.6
  Prepaid publishing                              39.5              40.5
  Deferred income taxes, prepaid taxes
   and other assets                              153.5              93.8

        Total Current Assets                     512.9             647.5

Telecommunications plant, property
  and equipment, at cost                       4,344.6           4,298.4

Less:  Accumulated depreciation
       and amortization                        1,638.4           1,528.3


Telecommunications Plant, Property
  and Equipment, Net                           2,706.2           2,770.1

Deferred charges, leases and
  other assets                                   323.8             343.9

Total Assets                                  $3,542.9          $3,761.5















The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

                      (Dollars in millions)


                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY             June 30, 1994    Dec. 31, 1993

Current Liabilities
  Obligations maturing within one year                $   71.5       $   290.0
  Accounts payable and accrued expenses                  159.4           208.1
  Restructuring charge - current                         156.8           113.0
  Advance billings and customer deposits                  53.2            54.0
  Accrued compensated absences                            33.6            37.3
  Other current liabilities                               89.2            90.4
        Total Current Liabilities                        563.7           792.8

Long-term obligations                                    977.1           984.3
Deferred income taxes                                    366.0           321.0
Postretirement benefits other than pension               327.2           328.9
Restructuring charge - long-term                         166.6           242.0
Unamortized investment tax credits                        46.9            50.8
Other liabilities and deferred credits                   191.6           187.1
        Total Liabilities                              2,639.1         2,906.9

Stockholders' Equity
  Common stock; $1.00 par value;
   300,000,000 shares authorized;
   66,907,626 and 66,608,360 issued,
   respectively                                           66.9            66.6
  Proceeds in excess of par value                        666.2           656.7
  Retained earnings                                      348.8           315.7
  Less:  Treasury stock; 2,758,512 shares, at cost      (104.7)         (104.7)
         Unearned compensation related to ESOP           (73.4)          (79.7)
         Total Stockholders' Equity                      903.8           854.6

Total Liabilities and Stockholders' Equity          $  3,542.9       $ 3,761.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation


  CONDENSED, CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Dollars in millions)

                                                    (Unaudited)
                                      For the 3 Months       For the 6 Months
                                            Ended                  Ended
                                           June 30,               June 30,
                                       1994       1993        1994        1993
COMMON STOCK, PAR VALUE
  Balance at beginning of period  $   66.8    $   66.3    $   66.6    $   66.1
  Common stock issued, at market        .1          .1          .3          .3
  Balance at end of period        $   66.9    $   66.4    $   66.9    $   66.4

PROCEEDS IN EXCESS OF PAR VALUE
  Balance at beginning of period  $  661.9    $  645.5    $  656.7    $  639.6
  Common stock issued, at market       4.3         3.8         9.5         9.7
  Balance at end of period        $  666.2    $  649.3    $  666.2    $  649.3

RETAINED EARNINGS
  Balance at beginning of period  $  331.4    $  533.0    $  315.7    $  744.2
  Consolidated net income (loss)      45.3        40.9        88.8      (142.8)
  Dividends declared                 (28.2)      (28.0)      (56.4)      (55.9)
  Tax benefit of dividends
   declared on shares held in
   ESOP                                 .3          .4          .7          .8
  Balance at end of period        $  348.8    $  546.3    $  348.8    $  546.3

TREASURY STOCK
  Balance at beginning and end
    of period                     $ (104.7)   $ (104.7)   $ (104.7)   $ (104.7)

UNEARNED COMPENSATION RELATED
TO EMPLOYEE STOCK OWNERSHIP
PLAN
  Balance at beginning of period  $  (77.8)   $  (89.6)   $  (79.7)   $  (91.4)
  Reduction of ESOP debt                -           -          6.6         6.2
  ESOP earned compensation accrual     4.4         5.3         (.3)         .9
  Balance at end of period        $  (73.4)   $  (84.3)   $  (73.4)   $  (84.3)

TOTAL STOCKHOLDERS' EQUITY        $  903.8    $1,073.0    $  903.8    $1,073.0


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

         CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in millions)
                                                       (Unaudited)
                                                     For the 6 Months
                                                      Ended June 30,
                                                     1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES

  Consolidated net income (loss)                  $   88.8     $(142.8)
    Adjustments to reconcile consolidated net
     income (loss) to cash provided by operating
     activities:
      Cumulative effect of accounting changes           -        220.2
      Depreciation and amortization                  162.0       133.8
      Discontinued operations                           -          3.2
      Effect of business restructuring               (31.6)         -
      Change in operating assets and
       liabilities, net                              (44.3)      (47.2)
      Other, net                                      16.9        43.3
  Net cash provided by operating activities          191.8       210.5


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash expended for capital additions               (126.3)     (141.8)
  Repayment of loan made to ESOP                        .4          .4
  Discontinued operations                               -         89.6
  Other, net                                           6.8         7.1
   Net cash used by investing activities            (119.1)      (44.7)


CASH FLOWS FROM FINANCING ACTIVITIES

  Net proceeds of short-term borrowings               30.0        14.2
  Repayments of long-term borrowings                (252.3)      (25.1)
  Cash dividends                                     (48.5)      (48.2)
  Discontinued operations                               -        (54.2)
  Other, net                                           (.1)        (.2)
   Net cash used by financing activities            (270.9)     (113.5)

(Decrease) increase in cash and temporary
  cash investments                                  (198.2)      (52.3)
Cash and temporary cash investments at
  beginning of period                                224.8         7.2
Cash and temporary cash investments at
  end of period                                   $   26.6     $  59.5

Income taxes paid                                 $   58.5     $  58.1

Interest paid                                     $   46.3     $  46.5


  The accompanying notes are an integral part of the financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

(a) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
  Accounting Changes - The Corporation implemented Statement of Financial Accounting Standards ("SFAS") No. 106 "Employers' Accounting for Postretirement Benefits Other
  Than  Pensions", SFAS   No.   112   "Employers'  Accounting
  for Postemployment Benefits" and SFAS No. 109 "Accounting for Income Taxes" effective January 1, 1993. The cumulative effect of these accounting changes as of January 1, 1993 resulted in a onetime, non-cash charge
  which  reduced  1993  net  income  and earnings   per
  common share  reported  in   the   condensed, consolidated
  statement of income by $220.2 million and $3.47, respectively.

(b) FINANCIAL DATA ON SUBSIDIARIES

  Selected financial data on the Corporation's subsidiaries is provided below.

                          For the 3 Months    For the 6 Months
                               Ended               Ended
                              June 30,            June 30,
  Dollars in millions      1994      1993       1994     1993

  Revenues and Sales:

  The Southern New
  England Telephone      $371.0    $360.4     $740.0    $713.8
  Company

  SNET Diversified         24.7      28.3       49.3      59.9
  Group, Inc.

  Cellular operations(1)   23.3      17.2       44.6      32.0

  All others (2)            9.4       5.6       18.4      10.3

  Intercompany sales        (.6)      (.8)      (1.3)     (3.0)

  Consolidated Revenues  $427.8    $410.7     $851.0    $813.0
  and Sales

  Income From Operations
  Before Accounting
  Changes:

  The Southern New
  England Telephone      $ 47.8    $ 44.1     $ 90.9    $ 82.8
  Company

  SNET Diversified          (.3)      3.0         -        2.6
  Group, Inc.

  Cellular operations(1)    1.2       1.5        2.0       1.2

  All others (2)           (3.4)     (7.7)      (4.1)     (9.2)

  Income From
  Operations Before      $ 45.3    $ 40.9     $ 88.8    $ 77.4
  Accounting Changes


(1) Cellular operations consists of the Corporation's wholesale and retail cellular businesses, SNET Cellular, Inc. and SNET Mobility, Inc., net of intercompany amounts.
(2) All others include SNET America, Inc., SNET Real Estate, Inc., SNET Paging, Inc. and Parent Company operations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS



Comparison of quarter ended June 30, 1994 vs. quarter ended
June 30, 1993


Revenues and Sales:

  Local  service revenues increased $20.0 million, or 14.9%, due primarily  to new rates implemented beginning on July  9,
  1993 in   accordance   with  The  Southern  New  England
  Telephone Company's ("Telephone Company") 1993 general rate award.The primary services affected by the increase in rates were directory assistance, coin telephone and basic local service. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift of revenue  from intrastate  toll  to
  local service. Access lines in service grew 1.9% from approximately 1,947,000 at June 30, 1993 to approximately 1,984,000 at June 30, 1994. In addition, growth experienced in subscriptions to premium services, such as Totalphone[sm] and SmartLink[sm] , also contributed to the increase in local service revenues as well as
  increased Totalphone[sm]   rates  resulting  from  the  1993
  general  rate award.

  Intrastate toll revenues, which includes revenues from toll and WATS services, decreased $14.9 million, or
  16.4%.   A portion  of  this decrease was due to the shift of
  revenues to local service caused by the extension of the local-calling service area in several exchanges. Also contributing to the decrease was a reduction in
  intrastate toll rates,  including several   toll  discount
  plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased 3.5% reflecting the impact of the extension of
  the  local-calling  service  areas.   In  addition,   WATS
  revenues decreased $3.8 million, or 33.8%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

 Network access revenues increased $2.0 million, or 2.3%, due primarily to an increase in interstate minutes of
 use  of approximately  10.0%.   Partially offsetting  the
 increase in interstate minutes of use was a reduction, effective July 2, 1993, in interstate access tariff rates
 in accordance with  the Telephone Company's   1993  annual
 Federal   Communications  Commission ("FCC") filing under
 price cap regulation.

  Sales  and  other  revenues increased $9.4 million,  or
  17.4%. Sales   and   other   revenues  include   revenues
  from the Corporation's    non-telephone    businesses;
  billing and collections, and other non-access services
  rendered  on  behalf of   interexchange  carriers;  provision
  for   the   Telephone

Form 10-Q -    Southern New England Telecommunications Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

Comparison of quarter ended June 30, 1994 vs. quarter ended
June 30, 1993

Revenues and Sales (continued):

  Company's uncollectible   accounts   receivable; and net
  investment income. In total, sales from the Corporation's nontelephone businesses increased $7.4 million, or 14.8%. Sales of the Corporation's cellular operations, which
  consist  of wholesale and   retail  businesses  through  SNET
  Cellular, Inc. ("Cellular"),   general   partner   in    the
  Springwich partnership,    and    SNET   Mobility,   Inc.
  ("Mobility"), respectively, increased $6.1 million, or 35.5%, due mainly to continued growth in the number of cellular customers and associated activation fees as well
  as  strong  revenues  from roaming  services.    Sales  for
  SNET Paging, Inc. ("Paging") increased $3.5 million due primarily to the impact of the purchase and consolidation, in October 1993, of the remaining 50.5% interest in a paging partnership. Partially offsetting the impact of these items was a $3.6 million, or 26.3%, decrease in equipment system sales of Business Communications, a division of SNET Diversified Group, Inc. The decline in system sales is expected to continue as the Telephone Company continues to concentrate on alternative network-based centrex services.

Costs and Expenses:

  Operating  and maintenance expenses increased $6.9 million,
  or 3.0%.   Employee  related costs decreased  approximately
  $11.0 million primarily as a result of a decrease in the average work force of 9.6% over the comparable 1993
  period.   This decrease  is primarily the result of the
  initial implementation of the work force reduction portion of the Corporation's restructuring program announced in December 1993. As of June 30, 1994, approximately 950 employees, representing 16.0% of the total number of management employees and 5.5% of the total number of bargaining-unit employees, had left the Corporation as a result of the work force reduction plan. Partially offsetting the decrease in the average work force was a 3.0% wage increase for bargaining-unit employees effective October 1993 and, to a lesser extent, an average wage increase of approximately 4.0%
  for management employees  effective  April 1994.   The  net
  decrease in employee related costs was offset by higher costs of approximately $18.0 million from the
  Corporation's    non-telephone    businesses.
  Specifically, Cellular and Mobility experienced increased costs due to an expanded customer base. Also contributing
  to the higher  costs was the   Corporation's  increased
  marketing and operating efforts associated with new products and services, such as multimedia technology and
  SNET America, Inc. ("SNET America"), which   offers
  interstate  and  international  long   distance services.  To
  a lesser extent, the increase in costs was also attributable to Paging as a result of the impact of the purchase and consolidation as previously discussed.

  Depreciation and amortization expense increased $11.1
  million, or,15.8%. The increase in depreciation and
  amortization  was attributable  primarily to revised
  depreciation rate  schedules for intrastate  plant of the
  Telephone Company,  as  approved by   the  Connecticut
  Department of Public Utility Control ("DPUC"). The increase in depreciation expense relating to intrastate plant

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


Comparison of quarter ended June 30, 1994 vs. quarter ended
June 30, 1993

Costs and Expenses (continued):

  was  approximately $10 million.   An increase  in  the
  average depreciable  telecommunications plant, property  and
  equipment also   contributed   to  the  increase  in
  depreciation   and amortization expense.

Interest Expense:

  Interest   expense  decreased  $3.6  million,  or  15.9%
  due primarily to interest savings from previous debt refinancings as well as a $97 million decrease in average debt outstanding for the quarter.

Income Taxes:

  The effective tax rate in 1994 was 40.1% as compared with 43.6% in 1993. For 1993, income taxes includes an adjustment, calculated in accordance with SFAS No. 109, for a change in the enacted State of Connecticut Corporate income tax rate. The current State income tax rate of 11.5% will be gradually reduced to 10.0% by January 1, 1998.


Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993

Revenues and Sales:

  Local  service revenues increased $40.6 million, or 15.3%, due primarily to new rates implemented beginning on July 9, 1993 in accordance with the Telephone Company's 1993 general rate award. The primary services affected by the increase in rates were directory assistance, coin
  telephone  and  basic  local service.   Also  contributing to
  the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in  a  shift of  revenue from
  intrastate toll to  local  service.   Access lines  in
  service grew 1.9% from approximately 1,947,000 at June 30, 1993 to approximately 1,984,000 at June 30, 1994. In addition,  growth  experienced  in  subscriptions  to premium
  services, such   as   Totalphone[sm]   and  SmartLink[sm],   also
  contributed to the increase in local service revenues, as
  well as   increased  Totalphone[sm]  rates  resulting  from
  the  1993 general rate award.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)


Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993

Revenues and Sales (continued):

  Intrastate toll revenues, which includes revenues from toll and WATS services, decreased $25.3 million, or
  14.0%.   A portion  of this decrease was due to the shift of
  revenues to local service caused by the extension of the local-calling service area in several exchanges as discussed previously. Also contributing to the decrease
  was  a   reduction in intrastate  toll rates, including
  several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as
  the increasingly competitive  toll  and WATS  market.   Toll
  message volumes decreased 3.2%  reflecting the  impact of
  the  extension of  the  local-calling  service areas.   In
  addition, WATS revenues decreased $7.3 million, or 31.7%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $3.0 million, or 1.7%, due primarily to an increase in interstate minutes of
  use  of approximately  8.0%.   Partially  offsetting  the
  increase in interstate minutes of use was a decrease, effective July 2, 1993, in interstate access tariff rates in accordance with the Telephone Company's 1993 annual FCC filing under price cap regulation.

  Sales  and  other revenues increased $19.6 million,  or
  18.7%. In   total, sales   from   the  Corporation's   non-
  telephone businesses increased $12.4 million, or 12.5%. Sales of the Corporation's cellular operations increased $12.6 million, or 39.4%, due mainly to increased growth in the number of cellular customers and associated activation fees as well as strong revenues from roaming
  services.    Sales  for  Paging increased  $6.6  million due
  primarily to the impact of the purchase and consolidation, in October 1993, of the remaining 50.5% interest in a paging partnership. Partially offsetting the impact of these items was a decrease in equipment system sales of $11.2 million, or 35.8%, of Business Communications.The decline in system sales is expected to continue as the Telephone Company continues to concentrate on alternative network-based centrex services.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)

Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993

Costs and Expenses:

  Operating  and maintenance expenses increased $7.5 million,
  or 1.6%.   Employee  related costs decreased  approximately
  $20.0 million primarily as a result of a decrease in the average work force of 9.5% over the comparable 1993
  period.   This decrease  is primarily the result of the
  initial implementation of the work force reduction portion of the Corporation's restructuring program announced in December 1993. As of June 30, 1994, approximately 950 employees, representing 16.0% of the total number of management employees and 5.5% of the total number of bargaining-unit employees, had left the Corporation as a result of the work force reduction plan. Also, in 1993 approximately 570 bargaining-unit employees accepted an early retirement incentive offer with most leaving the Corporation by March 19, 1993. Partially offsetting the decrease in the average work force was a
  3.0% wage increase for bargaining-unit employees effective October 1993 and, to a lesser extent, an average wage increase of approximately 4.0% for management employees effective April 1994. The net decrease in employee related costs was offset by higher costs of approximately $28.0 million from the Corporation's non-telephone businesses. Specifically, Cellular and Mobility experienced increased costs due to an expanded customer base. Also contributing to the higher costs was the Corporation's increased marketing and operating efforts associated with new products and services, such as multimedia technology and SNET America, which offers interstate and
  international long distance  services.   To  a lesser
  extent, the increase in costs was also attributable to Paging as a result of the impact of the purchase and consolidation as previously discussed.

  Depreciation and amortization expense increased $28.2
  million, or 21.1%.   The increase in depreciation and
  amortization was attributable primarily to revised depreciation rate schedules for intrastate plant of the Telephone Company, as approved by the DPUC. The increase in depreciation expense relating to intrastate plant was
  approximately $20 million.   An  increase in  the  average
  depreciable telecommunications plant, property and equipment also contributed to the increase in depreciation and amortization expense.

Interest Expense:

  Interest expense  decreased  $7.6  million,  or   16.4%   due
  primarily to interest savings from previous debt refinancings as well as a $63 million decrease in average debt outstanding for the six month period.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Comparison of six months ended June 30, 1994 vs. six months ended June 30, 1993

 Income Taxes:
  The effective tax rate for the six months ending June 30, 1994 was 40.3% as compared with 43.2% for the comparable
  period  in 1993.    For   1993,  income  taxes  includes  an
  adjustment, calculated in accordance with SFAS No. 109, for a change in the enacted State of Connecticut Corporate income tax rate. The current State income tax rate of 11.5% will be gradually reduced to 10.0% by January 1, 1998.

Comparison of balances at June 30, 1994 vs. December 31, 1993

Cash and temporary cash investments:
  Cash and temporary cash investments decreased $198.2 million due primarily to the repayment of Telephone Company debt [see Liquidity and Capital Resources] partially offset by timing of cash requirements for the Corporation.

Obligations maturing within one year:
  Obligations maturing within one year decreased $218.5 million due primarily to the repayment of Telephone Company debt [see Liquidity and Capital Resources] partially offset by a net increase in short-term debt outstanding of approximately $30 million.

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $191.8 million during the six months ended June 30, 1994 as compared with $210.5 million during the six months ended June 30, 1993. The primary use of cash flows from operations continued to be capital expenditures.

In January 1994, the proceeds of $200.0 million of Telephone Company 6.125% unsecured notes issued in December 1993 were used to redeem $200.0 million of 8.625% debentures called irrevocably on December 14, 1993. In addition, $40.0 million of Telephone Company notes, effectively tendered in December 1993, were liquidated in January 1994.

As of June 30, 1994, total charges, pre-tax, relating to the Corporation's restructuring plan announced in December 1993 amounted to approximately $32 million. Substantially all of the expenditures related to severance and other employee  related payments  associated with work force
reductions and to  a  lesser extent    systems   reengineering.
The   Corporation    began implementing its restructuring
program during the first half of 1994. All cash expenditures associated with the year to date charges were
funded  from  cash  flows  from  operations.   The Corporation
expects total 1994 cash expenditures related to the restructuring program to range between $75 and $95 million, pretax.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Liquidity and Capital Resources (continued)

The Corporation's ratio of debt to total capitalization decreased to 53.7% at June 30, 1994 as compared with 59.9% at December 31, 1993. The decrease in the debt ratio is due primarily to debt payments discussed previously. For the second quarter 1994, the Corporation's Board of Directors declared a dividend of $.44 per share.

Management  believes that the Corporation has  adequate
internal and   external  resources  available  to  finance  its
business development, construction, reengineering and dividend programs. The Corporation maintains adequate credit facilities provided by a syndicate of banks to provide support for borrowings and general corporate purposes.

Competition

On June 10, 1994, the U.S. Court of Appeals ("Court") overturned a 1992 FCC decision requiring local exchange carriers (LECs), including the Telephone Company, to provide expanded special access (private line) interconnection to permit carriers and others to terminate their own transmission facilities and physically colocate in LEC central offices. In response to the Court's action, the FCC, on July 14, 1994, directed the LECs to provide expanded interconnection through virtual colocation, but exempted LECs from this mandatory virtual colocation requirement in central offices in which the LECs chose to provide physical colocation. Prior to the Court's decision, the Telephone Company had begun to allow physical colocation for
applications received from competitive   access   providers
for   special   access interconnection  in  selected central
offices  of  the  Telephone Company.   The  Telephone  Company
will continue to review and evaluate each application and determine the most effective method of colocation.

Currently, the Springwich partnership, in which Cellular is the general partner and NYNEX Corp. ("NYNEX") is a minority partner, serves the combined Connecticut and Springfield,
Massachusetts areas.   On  June 30, 1994, Bell Atlantic Corp.
("Bell Atlantic") and NYNEX announced plans to combine their cellular phone operations in order to jointly serve several U.S. markets, including Connecticut. The proposed
combination  of   Bell Atlantic  and  NYNEX is expected to be
finalized by the second quarter of 1995 pending Justice Department approval. The effect this combined business will have on Cellular's operations, if approved, is not presently quantifiable. Cellular has made and will continue to make investments in network expansion and enhancements in order to effectively meet the needs of its customers.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                          (Continued)
Regulatory Matters

State Regulatory Matters

On June 30, 1994, the DPUC issued a final decision on the Telephone Company's request to develop and provide electronic information services ("EIS"), including
electronic  publishing services.   The DPUC's decision will
allow the Telephone Company to offer several new services, such as SNET Access, Consumer Tips, and Electronic Yellow Pages through its SNET Publishing division, as well as other information and multimedia services through a non-telephone business of the Corporation.

On  May  26, 1994 the Governor of the State of Connecticut
signed into  law  (Public Act 94-83) legislation which
provides  a  new regulatory  model  framework for Connecticut telecommunications. The  law,  which  resulted from
recommendations  submitted  by  a telecommunications  task
force in February 1994  and  which  took effect  July  1, opens
Connecticut telecommunication services  to full   competition,
including local phone service currently provided primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies'
"noncompetitive" and "emerging competitive" services. As a result of the new legislation, the DPUC has opened a number of dockets to address the implementation of Public Act 94-83, including an initial docket to determine the appropriate vision for the Connecticut telecommunications infrastructure. In addition, subject to federal restraints, the law permits any entity, including a telecommunications company, to apply to the DPUC to offer competing cable TV service within existing franchise areas and permits cable TV companies to seek certification to compete with LECs within their franchise areas. The Corporation is not currently able to quantify the effect that this legislation will have on its operations.

On   April   13,  1994,  the  DPUC  approved  a  joint
marketing arrangement between the Telephone Company and SNET America enabling the Telephone Company to sell SNET
America's interstate and   international  products,  and  SNET
America  to  sell  the Telephone  Company's  intrastate
products  and  services.   This arrangement will enable the
Corporation to satisfy its customer's complete long distance calling needs with a single point of contact.

As of June 30, 1994, the Telephone Company's intrastate rate of return on common equity was below the 11.65% authorized by the DPUC in the 1993 general rate award.

Federal Regulatory Matters

On July 12, 1994, the Court reversed and remanded to the FCC a ruling affecting the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers, including the Telephone Company. The Telephone
Company's tariffs which took effect   on  July  2,  1993  and
were subject to FCC further investigation could be affected by the Court's decision. The Corporation does not expect this decision to have a material effect on its revenues.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)

Federal Regulatory Matters (continued)

On  April 1, 1994, the Telephone Company filed with the
FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The
Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, which was approved by the FCC effective July 1, 1994, incorporated rate reductions which will result in decreased annual interstate network access revenues of approximately $7.0 million for the period July 1, 1994 to June 30, 1995.

As  of June 30, 1994, the Telephone Company's interstate
rate  of return   was  below  the  12.25%  authorized
under   price   cap regulation.

Effects of Regulatory Accounting

The  Telephone Company currently gives accounting
recognition  to the  actions  of regulators where
appropriate, as  prescribed  by SFAS  No.  71,
"Accounting for the Effects of Certain  Types  of
Regulation". Under SFAS No. 71, the Telephone  Company
records certain  assets and liabilities because of
actions of regulators. More significantly,   amounts
charged   to   operations   for depreciation  expense
reflect  estimated   lives   and   methods prescribed by
regulators rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event the Telephone
Company no longer  meets the criteria for following SFAS
No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of a material amount. In light of the new regulatory model framework for Connecticut telecommunications (see
"State Regulatory Matters"), the Telephone Company reviewed the criteria set forth in SFAS No. 71 and determined that the continuing application of the regulatory accounting standard is appropriate.

Form 10-Q - Part II   Southern New England Telecommunications Corporation


              PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the second quarter of 1994.


Item 4.  Submission of Matters to a Vote of Security Holders

         On May 11, 1994, the Corporation held its Annual Meeting of Shareholders.

     (a) The following persons, having received the FOR votes set opposite their respective names, constituting in excess of a majority of the votes cast at the Annual Meeting for the election of Directors, were duly elected Class II Directors for a term of three years:

             Directors             For            Withheld
        Dr. Frederick G. Adams 51,342,073       2,687,159
        Zoe Baird              49,429,923       4,599,309
        Robert L. Bennett      51,408,156       2,621,076
        James R. Greenfield    51,382,293       2,646,939

        The terms of office of the following Directors continued after the Annual Meeting:William F.
        Andrews, Richard H. Ayers, Dr. Barry M. Bloom,
        Frank J. Connor, William R. Fenoglio, Dr. Claire
        L. Gaudiani, Dr. Burton G. Malkiel, Daniel J.
        Miglio, Frank R. O'Keefe, Jr.

    (b) Shareholders ratified the appointment of Coopers &
        Lybrand, as independent public accountants, to examine the consolidated financial statements of the Corporation for the current year ending
        December 31, 1994.  The vote was 51,778,561 shares
        FOR and 1,538,333 shares AGAINST, with 712,338 shares abstaining.


Item 6. Exhibits and Reports on Form 8-K

    (b) Reports on Form 8-K

       On April  21,  1994,  the  Corporation   and   the
       Telephone  Company  filed,  separately,  reports
       on Form  8-K,  dated  April  21,  1994  announcing
       the Corporation's  financial  results  for   the
       first quarter of 1994.

       On  July 21, 1994, the Corporation and the
       Telephone Company filed, separately, reports on Form 8-K, dated July 21, 1994 announcing the
       Corporation's financial results for the second quarter of 1994.

Form 10-Q - Part II  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

August 11, 1994



                                /s/ J. A. Sadek
                                    J. A. Sadek
                          Vice President and Comptroller