Form 10-Q
period 1994-09-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1994-11-09
CIK 790650

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1994



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


   Common stock, par value $1.00 per share:  64,411,081 shares outstanding as of October 31, 1994

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

Form 10-Q - Part I    Southern New England Telecommunications Corporation

                                CONDENSED, CONSOLIDATED STATEMENT OF INCOME
                                (Dollars in millions, except per share amounts)
                                               (Unaudited)
                                For the 3 Months Ended   For the 9 Months Ended
                                      September 30,             September 30,
                                      1994      1993            1994      1993
Revenues and Sales
  Local service                   $  156.0  $  147.2        $  462.3  $  412.9
  Intrastate toll                     72.8      81.7           227.7     261.9
  Network access                      88.7      85.9           263.9     258.1
  Publishing                          44.6      45.0           135.0     135.4
  Sales and other                     67.5      54.3           191.7     158.8
    Total Revenues and Sales         429.6     414.1         1,280.6   1,227.1

Costs and Expenses
  Operating and maintenance          236.0     224.6           708.9     690.0
  Depreciation and amortization       81.6      77.8           243.6     211.6
  Taxes other than income             13.9      14.1            42.5      45.3
    Total Costs and Expenses         331.5     316.5           995.0     946.9

Income Before Interest, Income
  Taxes and Accounting Changes        98.1      97.6           285.6     280.2

Interest                              18.4      22.4            57.2      68.8

Income Before Income Taxes and
  Accounting Changes                  79.7      75.2           228.4     211.4

Income taxes                          32.5      26.5            92.4      85.3

Income Before Accounting Changes      47.2      48.7           136.0     126.1

Accounting changes                      -         -               -     (220.2)

Consolidated Net Income (Loss)      $ 47.2   $  48.7         $ 136.0   $ (94.1)

Weighted Average Common Shares
  Outstanding (in thousands)        64,271    63,750          64,130    63,637

Earnings (Loss) Per Common
  Share:

  Income Before Accounting Changes  $  .73   $   .77        $   2.12   $  1.99
  Accounting changes                   -         -               -       (3.47)

  Earnings (Loss) Per Common Share  $  .73   $   .77        $   2.12   $ (1.48)

Dividends Declared Per Common
  Share                             $  .44   $   .44        $   1.32   $  1.32

The accompanying notes are an integral part of these financial statements.

  Form 10-Q - Part I    Southern New England Telecommunications Corporation



              CONDENSED, CONSOLIDATED BALANCE SHEET
                      (Dollars in millions)


                                         (Unaudited)
ASSETS                                   September 30, 1994  December 31, 1993

Current Assets
  Cash and temporary cash investments        $    19.9        $    224.8
  Accounts receivable, net of allowance
   for uncollectibles of $28.5 and
   $26.7, respectively                           285.6             266.8
  Materials, supplies and inventories             24.0              21.6
  Prepaid publishing                              38.2              40.5
  Deferred income taxes, prepaid taxes
   and other assets                              133.1              93.8

        Total Current Assets                     500.8             647.5

Telecommunications plant, property
  and equipment, at cost                       4,355.3           4,298.4

Less:  Accumulated depreciation
       and amortization                        1,677.7           1,528.3


Telecommunications Plant, Property
  and Equipment, Net                           2,677.6           2,770.1

Deferred charges, leases and
  other assets                                   313.9             343.9

Total Assets                                  $3,492.3          $3,761.5















The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

                      (Dollars in millions)


                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY               September 30,  December 31,
                                                         1994          1993
Current Liabilities
  Obligations maturing within one year                $   31.7     $   290.0
  Accounts payable and accrued expenses                  149.8         208.1
  Restructuring charge - current                         143.2         113.0
  Advance billings and customer deposits                  57.0          54.0
  Accrued compensated absences                            33.4          37.3
  Other current liabilities                               94.9          90.4
        Total Current Liabilities                        510.0         792.8

Long-term obligations                                    953.3         984.3
Deferred income taxes                                    369.3         321.0
Postretirement benefits other than pension               327.2         328.9
Restructuring charge - long-term                         155.7         242.0
Unamortized investment tax credits                        44.9          50.8
Other liabilities and deferred credits                   201.3         187.1
        Total Liabilities                              2,561.7       2,906.9

Stockholders' Equity
  Common stock; $1.00 par value;
   300,000,000 shares authorized;
   67,053,910 and 66,608,360 issued,
   respectively                                           67.1          66.6
  Proceeds in excess of par value                        670.8         656.7
  Retained earnings                                      368.1         315.7
  Less:  Treasury stock; 2,758,512 shares, at cost      (104.7)       (104.7)
         Unearned compensation related to ESOP           (70.7)        (79.7)
         Total Stockholders' Equity                      930.6         854.6

Total Liabilities and Stockholders' Equity          $  3,492.3     $ 3,761.5














The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation


  CONDENSED, CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                      (Dollars in millions)

                                                    (Unaudited)
                                      For the 3 Months       For the 9 Months
                                            Ended                  Ended
                                        September 30,          September 30,
                                       1994       1993        1994        1993
COMMON STOCK, PAR VALUE
  Balance at beginning of period  $   66.9    $   66.4    $   66.6    $   66.1
  Common stock issued, at market        .2          .1          .5          .4
  Balance at end of period        $   67.1    $   66.5    $   67.1    $   66.5

PROCEEDS IN EXCESS OF PAR VALUE
  Balance at beginning of period  $  666.2    $  649.3    $  656.7    $  639.6
  Common stock issued, at market       4.6         3.6        14.1        13.3
  Balance at end of period        $  670.8    $  652.9    $  670.8    $  652.9

RETAINED EARNINGS
  Balance at beginning of period  $  348.8    $  546.3    $  315.7    $  744.2
  Consolidated net income (loss)      47.2        48.7       136.0       (94.1)
  Dividends declared                 (28.3)      (28.0)      (84.7)      (84.0)
  Tax benefit of dividends
   declared on shares held in
   ESOP                                 .4          .4         1.1         1.3
  Balance at end of period        $  368.1    $  567.4    $  368.1    $  567.4

TREASURY STOCK
  Balance at beginning and end
    of period                     $ (104.7)   $ (104.7)   $ (104.7)   $ (104.7)

UNEARNED COMPENSATION RELATED
TO EMPLOYEE STOCK OWNERSHIP
PLAN
  Balance at beginning of period  $  (73.4)   $  (84.3)   $  (79.7)   $  (91.4)
  Reduction of ESOP debt               3.6         3.0        10.2         9.2
  ESOP earned compensation accrual     (.9)        (.2)       (1.2)         .7
  Balance at end of period        $  (70.7)   $  (81.5)   $  (70.7)   $  (81.5)

TOTAL STOCKHOLDERS' EQUITY        $  930.6    $1,100.6    $  930.6    $1,100.6


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

         CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS
                      (Dollars in millions)
                                                       (Unaudited)
                                                   For the 9 Months Ended
                                                       September 30,
                                                     1994        1993

CASH FLOWS FROM OPERATING ACTIVITIES

  Consolidated net income (loss)                  $  136.0     $ (94.1)
    Adjustments to reconcile consolidated net
     income (loss) to cash provided by operating
     activities:
      Cumulative effect of accounting changes           -        220.2
      Depreciation and amortization                  243.6       211.6
      Discontinued operations                           -          4.3
      Effect of business restructuring               (56.1)         -
      Change in operating assets and
       liabilities, net                              (19.1)      (35.7)
      Other, net                                      17.5        47.9
  Net cash provided by operating activities          321.9       354.2


CASH FLOWS FROM INVESTING ACTIVITIES

  Cash expended for capital additions               (185.0)     (201.0)
  Increase in Investments                               -         (7.0)
  Repayment of loan made to ESOP                        .8          .8
  Discontinued operations                               -         90.7
  Other, net                                          21.6        (6.3)
   Net cash used by investing activities            (162.6)     (122.8)


CASH FLOWS FROM FINANCING ACTIVITIES

  Net payments of short-term borrowings                 -        (32.2)
  Repayments of long-term borrowings                (291.3)      (27.3)
  Cash dividends                                     (72.8)      (72.4)
  Discontinued operations                               -        (54.2)
  Other, net                                           (.1)        (.8)
   Net cash used by financing activities            (364.2)     (186.9)

(Decrease) increase in cash and temporary
  cash investments                                  (204.9)       44.5
Cash and temporary cash investments at
  beginning of period                                224.8         7.2
Cash and temporary cash investments at
  end of period                                   $   19.9     $  51.7

Income taxes paid                                 $   79.5     $  65.9

Interest paid                                     $   59.7     $  80.9


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

(b) FINANCIAL DATA ON SUBSIDIARIES

  Selected financial data on the Corporation's subsidiaries is provided below.

                         For the 3 Months      For the 9 Months
                        Ended September 30,   Ended September 30,
  Dollars in millions      1994      1993       1994      1993

Revenues and Sales:

  The Southern New
  England Telephone      $367.5    $363.2     $1,107.5   $1,077.0
  Company

  SNET Diversified         26.2      27.1         75.5       87.0
  Group, Inc.

  Cellular operations(1)   26.1      18.3         70.7       50.3

  All others (2)           10.2       5.3         28.6       15.6

  Intercompany sales        (.4)       .2         (1.7)      (2.8)

 Consolidated Revenues   $429.6    $414.1     $1,280.6   $1,227.1
  and Sales

 Income From Operations
  Before Accounting
  Changes:

  The Southern New
  England Telephone      $ 45.4    $ 45.2     $  136.3    $ 128.0
  Company

  SNET Diversified           .9        .1           .9        2.7
  Group, Inc.

  Cellular operations(1)    2.0       1.8          4.0        3.0

  All others (2)           (1.1)      1.6         (5.2)      (7.6)

 Income From
  Operations Before      $ 47.2    $ 48.7     $  136.0    $ 126.1
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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS



Comparison of quarter ended September 30, 1994 vs. quarter ended
September 30, 1993


Revenues and Sales:

  Local service revenues increased $8.8 million, or 6.0%, due primarily to growth experienced in subscriptions to premium services, such as Totalphone[SM] and SmartLink[SM], as well as increased Totalphone[SM] rates resulting from The Southern New England Telephone Company's ("Telephone Company") 1993 general rate award. Also contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the local-calling service area in several exchanges during September of 1993, which resulted in a shift of revenue from intrastate toll to local service. Access lines in service grew 2.1% from approximately 1,956,000 at September 30, 1993 to approximately 1,997,000 at September 30, 1994. Also, in accordance with the 1993 general rate award, changes to rates for basic local service went into effect on July 9, 1994. Residence flat rates increased $.26 a month and business rates dropped between $.69 and $1.23 depending on the type of local service selected.

  Intrastate toll revenues, which include revenues from toll and WATS services, decreased $8.9 million, or 10.9%. A portion of this decrease was due to the shift of revenues to local service caused by the expansion of the local-calling service area in several exchanges as discussed above. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased 2.1% reflecting the impact of the expansion of the local-calling service areas. In addition, WATS revenues decreased $3.7 million, or 34.9%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $2.8 million, or 3.3%, due to an increase in interstate minutes of use of approximately 3.0%. Partially offsetting the increase in interstate minutes of use was a reduction in interstate access tariff rates, effective July 1, 1994, in accordance with the Telephone Company's 1994 annual Federal Communications Commission ("FCC") filing under price cap regulation.

  Sales and other revenues increased $13.2 million, or 24.3%. Sales and other revenues include revenues from the Corporation's non-telephone businesses; billing and collections, and other non-access services rendered on behalf of interexchange carriers; provision for the Telephone

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Comparison of quarter ended September 30, 1994 vs. quarter ended
September 30, 1993

Revenues and Sales (continued):

  Company's uncollectible accounts receivable; and net investment income. In total, sales from the Corporation's non-telephone businesses increased $12.6 million, or 25.3%. Sales of the Corporation's cellular operations, wholesale and retail through SNET Cellular, Inc. ("Cellular"), general partner in the Springwich partnership, and SNET Mobility, Inc. ("Mobility"), respectively, increased $7.8 million, or 42.6%. This increase was due mainly to continued growth in the number of cellular customers and associated activation fees as well as strong revenues from roaming services. Sales for SNET Paging, Inc. ("Paging") increased $3.7 million due primarily to the impact of the purchase and consolidation, in October 1993, of the remaining 50.5% interest in a paging partnership.

Costs and Expenses:

  Operating and maintenance expenses increased $11.4 million, or 5.1%. Employee related costs decreased approximately $3.0 million primarily as a result of a decrease in the average work force of 8.6% over the comparable 1993 period. This decrease is primarily the net result of the initial implementation of the work force reduction phase of the Corporation's restructuring program announced in December 1993 partially offset by overtime resulting from service outages due to inclement weather during the late summer. As of September 30, 1994, approximately 950 employees, representing 16.0% of the total number of management employees and 5.5% of the total number of bargaining-unit employees, had left the Corporation as a result of this work force reduction plan. Partially offsetting the decrease in the average work force was a 3.0% wage increase for bargaining-unit employees in accordance with the 1992 Connecticut Union of Telephone Workers ("CUTW") contract effective October 1993 and, to a lesser extent, an average wage increase of approximately 4.0% for management employees effective April 1994. For 1993, operating and maintenance expenses included a $6.5 million pension gain recognized as a result of an incentive offer made to bargaining-unit employees. The $3.0 million decrease in employee related costs noted above was more than offset by higher costs of approximately $17.0 million from the Corporation's non-telephone businesses. Specifically, Cellular and Mobility experienced increased costs due to aggressive marketing programs and an expanded customer base. Also contributing to the higher costs was the Corporation's increased marketing and operating efforts associated with new products and services, such as multimedia technology and SNET America, Inc. ("SNET America"), which offers interstate and international long distance services. To a lesser extent, the increase in costs was also attributable to Paging as a result of the impact of the purchase and consolidation, as previously discussed.

  Depreciation and amortization expense increased $3.8 million, or 4.9%. The increase in depreciation and amortization was attributable primarily to an increase in the average depreciable telecommunications plant, property and equipment.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Comparison of quarter ended September 30, 1994 vs. quarter ended
September 30, 1993


Interest Expense:

  Interest   expense  decreased  $4.0  million,  or   17.9%   due
  primarily  to  interest savings from previous debt refinancings
  as   well   as  a  $65.0  million  decrease  in  average   debt
  outstanding for the quarter.

Income Taxes:

  The effective tax rate in 1994 was 40.8% as compared with 35.2% in 1993. For 1993, income taxes included an adjustment, calculated in accordance with SFAS No. 109, for a change in the enacted Federal corporate income tax rate. In August 1993, the Federal income tax rate was increased from 34.0% to 35.0%, retroactive to January 1, 1993. In addition, income taxes were reduced in 1993 for an adjustment made by the Telephone Company relating to the amortization of investment tax credits.

Form 10-Q - PartI   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Comparison of nine months ended September 30, 1994 vs. nine months ended September 30, 1993

Revenues and Sales:

  Local service revenues increased $49.4 million, or 12.0%, due primarily to new rates implemented beginning on July 9, 1993 in accordance with the 1993 general rate award. In accordance with the 1993 general rate award, changes to rates for basic
  local  service  also went into effect on July  9,  1994.   Also
  contributing to the increase in local service revenues was an increase in access lines in service and an expansion of the
  local-calling   service  area  in  several   exchanges   during
  September of 1993, which resulted in a shift of revenue from intrastate toll to local service. Access lines in service grew 2.1% from approximately 1,956,000 at September 30, 1993
  to   approximately  1,997,000  at  September  30,   1994.    In
  addition,  growth  experienced  in  subscriptions  to   premium
  services,  such  as Totalphone[SM] and SmartLink[SM],  contributed
  to   the  increase  in  local  service  revenues,  as  well  as increased Totalphone[SM] rates resulting from the 1993 general rate award.

  Intrastate toll revenues decreased $34.2 million, or 13.1%. A portion of this decrease was due to the shift of revenues to local service caused by the expansion of the local-calling service area in several exchanges as discussed previously. Also contributing to the decrease was a reduction in intrastate toll rates, including several toll discount plans, which were implemented in accordance with the 1993 general rate award, as well as the increasingly competitive toll and WATS market. Toll message volumes decreased 2.9% reflecting the impact of the expansion of the local-calling service areas. In addition, WATS revenues decreased $11.0 million, or 32.8%, due primarily to lower WATS message volumes resulting from customers migrating to lower priced services offered by the Telephone Company and the impact competitive providers have had on this market.

  Network access revenues increased $5.8 million, or 2.2%, due to an increase in interstate minutes of use of approximately 6.0%. Partially offsetting the increase in interstate minutes of use were decreases in interstate access tariff rates. These decreases, effective July 2, 1993 and July 1, 1994, were in accordance with the Telephone Company's annual FCC filings under price cap regulation for 1993 and 1994, respectively.

  Sales and other revenues increased $32.9 million, or 20.7%. In total, sales from the Corporation's non-telephone businesses increased $23.3 million, or 15.5%. Sales of the Corporation's cellular operations increased $20.4 million, or 40.6%, due mainly to increased growth in the number of cellular customers and associated activation fees as well as strong revenues from roaming services. Sales for Paging increased $10.3 million due primarily to the impact of the purchase and consolidation, in October 1993, of the remaining 50.5% interest in a paging partnership. Partially offsetting the impact of these items was a decrease in equipment system sales of $13.5 million, or 30.9%, of Business Communications, a division of SNET Diversified Group, Inc. The decline in system sales is expected to continue as the Telephone Company continues to concentrate on alternative network-based centrex services.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Comparison of nine months ended September 30, 1994 vs. nine months ended September 30, 1993

Costs and Expenses:

  Operating and maintenance expenses increased $18.9 million, or 2.7%. Employee related costs decreased approximately $24.0 million primarily as a result of a decrease in the average work force of 9.2% over the comparable 1993 period. This decrease is primarily the result of the initial implementation of the work force reduction phase of the Corporation's restructuring program announced in December 1993. As of September 30, 1994, approximately 950 employees, representing 16.0% of the total number of management employees and 5.5% of the total number of bargaining-unit employees, had left the Corporation as a result of this work force reduction plan. Also, in 1993 approximately 570 bargaining-unit employees accepted an early retirement incentive offer with most leaving the Corporation by March 19, 1993. Partially offsetting the decrease in the average work force was a 3.0% wage increase for bargaining-unit employees in accordance with the 1992 CUTW contract effective October 1993 and, to a lesser extent, an average wage increase of approximately 4.0% for management employees effective April 1994. The net decrease in employee related costs was offset by higher costs of approximately $47.0 million from the Corporation's non-telephone businesses. Specifically, Cellular and Mobility experienced increased costs due to an expanded customer base. Also contributing to the higher costs was the Corporation's increased marketing and operating efforts associated with new products and services, such as multimedia technology and SNET America. To a lesser extent, the increase in costs was also attributable to Paging as a result of the impact of the purchase and consolidation, as previously discussed.

  Depreciation and amortization expense increased $32.0 million, or 15.1%. The increase in depreciation and amortization was attributable primarily to revised depreciation rate schedules for intrastate plant of the Telephone Company, as approved by the DPUC. The increase in depreciation expense relating to revised depreciation rates for intrastate plant was approximately $20.0 million. An increase in the average depreciable telecommunications plant, property and equipment also contributed to the increase in depreciation and amortization expense.

Interest Expense:

  Interest   expense  decreased  $11.6  million,  or  16.9%   due
  primarily  to  interest savings from previous debt refinancings
  as   well   as  a  $62.0  million  decrease  in  average   debt
  outstanding for the nine month period.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Comparison of nine months ended September 30, 1994 vs. nine months ended September 30, 1993

 Income Taxes:

  The effective tax rate for the nine months ending September 30, 1994 was 40.5% as compared with 40.3% for the comparable period in 1993. For 1993, income taxes included adjustments, calculated in accordance with SFAS No. 109, for the change in the enacted State of Connecticut and Federal corporate income tax rates. The current State income tax rate of 11.5% will be gradually reduced to 10.0% by January 1, 1998. In August 1993, the Federal income tax rate was increased from 34.0% to 35.0%, retroactive to January 1, 1993. Income taxes were also reduced in 1993 for an adjustment made by the Telephone Company relating to the amortization of investment tax credits.

Comparison  of  balances at September 30, 1994 vs.  December  31, 1993

Cash and temporary cash investments:

  Cash and temporary cash investments decreased $204.9 million due primarily to the repayment of Telephone Company debt [see
  Liquidity and Capital Resources] partially offset by timing of cash requirements for the Corporation.

Obligations maturing within one year:

  Obligations maturing within one year decreased $258.3 million due primarily to the repayment of Telephone Company debt [see
  Liquidity and Capital Resources].

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $321.9 million during the nine months ended September 30, 1994 as compared  with  $354.2  million  during  the  nine  months  ended
September 30, 1993. The primary use of cash flows from operations continued to be capital expenditures.

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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Liquidity and Capital Resources (continued)

As of September 30, 1994, total charges, pre-tax, relating to the Corporation's restructuring plan announced in December 1993 amounted to approximately $56.0 million. Expenditures for severance and other employee related payments associated with work force reductions represented approximately $37.0 million of the total charges. These charges included severance payments, health care coverage, postemployment benefits as well as a $13.0 million non-cash charge for pension curtailment costs associated with the work force reductions to date. Expenditures for direct and incremental costs of analyzing and implementing reengineering solutions to develop new processes and tools represented approximately $19.0 million as of September 30, 1994. The Corporation began implementing its restructuring program in January 1994. All cash expenditures associated with the year to date charges were funded from cash flows from operations. The Corporation expects total 1994 cash expenditures related to the restructuring program to range between $55 and $75 million, pre-tax.

The Corporation's ratio of debt to total capitalization decreased to 51.4% at September 30, 1994 as compared with 59.9% at December 31, 1993. The decrease in the debt ratio is due primarily to debt payments discussed previously. For the third quarter 1994, the Corporation's Board of Directors declared a dividend of $.44 per share.

Management believes that the Corporation has adequate internal and external resources available to finance its business development, construction, reengineering and dividend programs. The Corporation maintains adequate credit facilities provided by a syndicate of banks to provide support for borrowings and general corporate purposes.

Competition

On June 10, 1994, the U.S. Court of Appeals ("Court") overturned a 1992 FCC decision requiring local exchange carriers ("LECs"), including the Telephone Company, to provide expanded special access (private line) interconnection to permit carriers and others to terminate their own transmission facilities and physically colocate in LEC central offices. In response to the Court's action, the FCC, on July 14, 1994, directed the LECs to provide expanded interconnection through virtual colocation, but exempted LECs from this mandatory virtual colocation requirement in central offices in which the LECs chose to provide physical colocation. Prior to the Court's decision, the Telephone Company had begun to allow physical colocation for applications received from competitive access providers for special access interconnection in selected central offices of the Telephone Company. On September 1, 1994, the Telephone Company notified the FCC that it intends to continue to offer interconnection on a physical colocation basis.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Competition (continued)

The Springwich partnership, in which Cellular is the general partner and NYNEX Corp. ("NYNEX") is a minority partner, serves the combined Connecticut and Springfield, Massachusetts areas. On June 30, 1994, Bell Atlantic Corp. ("Bell Atlantic") and NYNEX announced plans to combine their cellular phone operations in order to jointly serve several U.S. markets, including Connecticut. The proposed combination of Bell Atlantic and NYNEX is pending Justice Department approval. The effect this combined business will have on Cellular's operations and the Springwich partnership, if approved, is not presently quantifiable. Cellular has made and will continue to make investments in network expansion and enhancements in order to effectively meet the needs of its customers.


Regulatory Matters

State Regulatory Matters

In accordance with the Telephone Company's 1993 general rate award, changes to rates for basic local service went into effect on July 9, 1994. Residence flat rates increased $.26 a month and business rates decreased between $.69 and $1.23 a month depending on the type of local service selected.

On June 30, 1994, the DPUC issued a final decision on the Telephone Company's request to develop and provide electronic information services, including electronic publishing services.
The DPUC's decision will allow the Telephone Company to offer several new services, such as SNET Access, Consumer Tips, and Electronic Yellow Pages through its SNET Publishing division, as well as other information and multimedia services through SNET Diversified Group, Inc., a subsidiary of the Corporation.

On May 26, 1994 the Governor of the State of Connecticut signed into law (Public Act 94-83) legislation which provides a new regulatory framework for Connecticut telecommunications. The law, which resulted from recommendations submitted by a telecommunications task force in February 1994 and which took effect July 1, opens Connecticut telecommunication services to full competition, including local phone service currently provided primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies' "noncompetitive" and "emerging competitive" services. As a result of the new legislation, the DPUC has opened a number of dockets to address the implementation of Public Act 94-83, including an initial docket to determine the appropriate vision for the Connecticut telecommunications infrastructure. In addition, subject to federal restraints, the law permits any entity, including a telecommunications company, to apply to the DPUC to offer competing cable TV service within existing franchise areas and permits cable TV companies to seek certification to compete with LECs within their franchise areas. As of September 30, 1994, approximately 30 companies have been authorized to compete for intrastate toll business. The Corporation is not currently able to quantify the effect that this legislation will have on its operations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)


Regulatory Matters (continued)

State Regulatory Matters (continued)

On September 19, 1994, the Telephone Company and the Corporation petitioned the DPUC to lift a nine year old restriction on the Corporation's total investment in unregulated businesses. The current regulation restricts the Corporation from investing more than 25% of its total assets in unregulated diversified activities without the approval of the DPUC. The Corporation believes that removal of this restriction will be consistent with a new regulatory model for telecommunications in Connecticut.

On April 13, 1994, the DPUC approved a joint marketing arrangement between the Telephone Company and SNET America enabling the Telephone Company to sell SNET America's interstate and international products, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Corporation to satisfy its customers' complete long distance calling needs with a single point of contact through the SNET All Distance[SM] service offering.

As of September 30, 1994, the Telephone Company's intrastate rate of return on common equity was below the 11.65% authorized by the DPUC in the 1993 general rate award.

Federal Regulatory Matters

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing occurs. The filing, which was approved by the FCC effective July 1, 1994, incorporated rate reductions which could result, for the period July 1, 1994 to June 30, 1995, in decreased annual interstate network access revenues of approximately $7.0 million, to the extent the rate reductions are not offset by increased demand.

On July 12, 1994, the Court reversed and remanded to the FCC a ruling affecting the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers, including the Telephone Company. The Telephone Company's tariffs which took effect on July 2, 1993 and were subject to FCC further investigation could be affected by the Court's decision. The Telephone Company's tariffs which took effect on July 1, 1994 could also be affected by the Court's decision. The Corporation does not expect this decision to have a material effect on its revenues.

As of September 30, 1994, the Telephone Company's interstate rate of return was below the 12.25% authorized under price cap regulation.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
                           (Continued)

Effects of Regulatory Accounting

The  Telephone Company currently gives accounting recognition  to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulators. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulators rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary non-cash charge to operations of a material amount. In light of the new regulatory framework for Connecticut telecommunications (see "State Regulatory Matters"), the Telephone Company has reviewed the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate at this time.

Employee Relations

On August 17, 1994, the Corporation and the CUTW reached a settlement that called for an "early-out option" for bargaining-unit employees to be negotiated no later than March 31, 1995. The terms and conditions of the "early-out option" have not been determined yet, however, the Corporation does not expect the offer to have a material impact on operations. Reengineering efforts and reorganization schedules will impact the timing of employees leaving the Corporation. This force reduction measure is a part of the Corporation's overall strategy to reduce costs in an effort to compete effectively.

Under the terms of the 1992 CUTW contract, a general wage increase of 5.0% went into effect on October 2, 1994, for all bargaining-unit employees. This is the third and final increase of the 1992 contract; a 2.0% increase was effective in September 1992, and a 3.0% increase was effective in October 1993. The 1992 CUTW contract will expire on August 5, 1995.

Form 10-Q - Part II   Southern New England Telecommunications Corporation


                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1994.


Item 6.  Exhibits and Reports on Form 8-K

     (b) Reports on Form 8-K

         On July 21, 1994, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated July 21, 1994 announcing the Corporation's financial results for the second quarter of 1994.

         On October 26, 1994, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 26, 1994 announcing the Corporation's financial results for the third quarter of 1994.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Southern New England Telecommunications Corporation

November 9, 1994



                      /s/ J. A. Sadek
                          J. A. Sadek
                   Vice President and Comptroller