Form 10-K
period 1994-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1995-03-10
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-K
(Mark One)

  X ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
      For the fiscal year ended December 31, 1994.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934.
      For the transition period from          to        .

Commission File Number 1-9157

              SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
             (Exact name of registrant as specified in its charter)

                    Connecticut                         06-1157778
           (State or otherjurisdiction of            (I.R.S. Employer
           incorporation or organization)           Identification Number)


           227 Church Street, New Haven, CT                 06510
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

Securities registered pursuant to Section 12(g) of the Act:None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X. No .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At February 28, 1995, 64,661,201 common shares were outstanding.

At February 28, 1995, the aggregate market value of the voting stock held by non-affiliates was $2,140,614,184.

               DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 [Part II]
(2) Portions of the registrant's definitive Proxy Statement dated
    March 27, 1995 issued in connection with the 1995 Annual Meeting of Shareholders [Part III]

                        TABLE OF CONTENTS


Item                                                                   Page

                                     PART I

1.    Business...........................................................3

2.    Properties.........................................................15

3.    Legal Proceedings................................................. 16

4.    Submission of Matters to a Vote of Security Holders............... 16

                                    PART II

5.     Market for the Registrant's Common Stock and Related
        Stockholder Matters............................................. 18


6.     Selected Financial Data...........................................18

7.     Management's Discussion and Analysis of Financial Condition
        and Results of Operations........................................18

8.     Financial Statements and Supplementary Data.......................18

9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..............................18


                                   PART III

10.    Directors and Executive Officers of the Registrant................18

11.    Executive Compensation............................................18

12.    Security Ownership of Certain Beneficial Owners and Management....18

13.    Certain Relationships and Related Transactions....................18

                             PART IV

14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K...19


See page 17 for "Executive Officers of the Registrant."

                                    PART I



Item 1.  Business

                             GENERAL

Southern New England Telecommunications Corporation ("Corporation") was incorporated in 1986 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200). The Corporation is a holding company engaged through its subsidiaries in operations principally in the State of Connecticut: The Southern New England Telephone Company (providing, for the most part, regulated telecommunications services and directory publishing and advertising services); SNET Cellular, Inc., SNET Mobility, Inc. and SNET Paging, Inc. (providing wireless communications services); SNET America, Inc. (providing national and international long-distance services to Connecticut customers); SNET Diversified Group, Inc. (primarily engaged in the sale and leasing of communications equipment to residential and business customers; and providing other telecommunications services not subject to regulation); and SNET Real Estate, Inc. (engaging in leasing commercial real estate). The Corporation furnishes financial and strategic planning, and shareholder relations functions on its own behalf and on behalf of its subsidiaries.


           THE SOUTHERN NEW ENGLAND TELEPHONE COMPANY

The Southern New England Telephone Company ("Telephone Company"), a local exchange carrier ("LEC"), was incorporated in 1882 under the laws of the State of Connecticut and is engaged in the provision of telecommunications services in the State of Connecticut, most of which are subject to rate regulation. These telecommunications services include (i) local and intrastate toll services, (ii) exchange access service, which links customers' premises to the facilities of other carriers, and (iii) other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services. Through its directory publishing operations, the Telephone Company publishes and distributes telephone directories throughout Connecticut and certain adjacent communities. The publishing division also develops and provides electronic publishing services.

In 1994, approximately 74% of the Corporation's consolidated revenues and sales were derived from the Telephone Company's rate regulated telecommunication services. The remainder was derived principally from the Corporation's other subsidiaries, directory publishing operations, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, video dial tone, access charges and other matters, including the prescription of a uniform system of accounts and the setting of depreciation rates on plant utilized in interstate operations. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the

FCC has adopted accounting  and  cost allocation rules for the
separation  of costs   of  regulated  from  non-regulated
telecommunications services for interstate ratemaking purposes.

The Telephone Company, in providing telecommunications services in the State of Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services, and other matters such as the approval of accounting procedures, the issuance of securities and the setting of depreciation rates on telephone plant utilized in intrastate operations. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities.


Competition

On May 26, 1994, Public Act 94-83 ("Act") was enacted providing a new regulatory framework for the Connecticut telecommunications industry. The Act which took effect on July 1, 1994 represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local phone service currently provided primarily by the Telephone Company and encourages the DPUC to adopt alternative forms of regulation for telephone companies', including the Telephone Company's, noncompetitive and emerging competitive services.

The DPUC has opened a number of proceedings to determine an appropriate vision for Connecticut's telecommunications infrastructure and to address in the competitive phase: local exchange service competition; universal service and lifeline program policy issues; unbundling of LECs' local networks; and reclassification of LECs' products and services into competitive, emerging competitive and noncompetitive categories. During the alternative regulation phase, also underway, the Telephone Company intends to submit to the DPUC an alternative regulation plan suggesting regulatory flexibilities to replace rate of return regulation with price
regulation   for  noncompetitive  and  emerging   competitive
services. The alternative regulation phase will also involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards.

The Telephone Company's regulated operations are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks for the provision of services to others as well as from companies that resell the telecommunications services of underlying carriers. Since the July 1, 1993 effective date of "10XXX" competition, over 40 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 20 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier ("PIC") capable switches no later than December 1, 1996. No balloting of customers is required. Although the DPUC ordered the Company to bear its proportionate share of the costs to deploy the dual PIC technology, the DPUC added the estimated 1996 average net toll revenue loss
                              -4-


to the cost recovery  formula.   These costs  will  be recovered
through an intrastate equal access rate element on the presubscribed lines of all carriers unless the Office of Consumer
Counsel's December 7, 1994 Petition for Administrative Appeal to the Superior Court results in a change.

Since the introduction of "10XXX" competition, AT&T and MCI have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to AT&T's, MCI's and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines to provide creative options and flexible packages that meet and exceed customers' expectations. Over the past year, the Telephone Company has introduced a volume aggregation feature providing steeper discounts to several of its long-distance services that provides customers with the ability to combine their in-state long-distance calling for all of their "800" and WATS-like services. The Telephone Company has also introduced term options to several products and services that enable customers to gain additional discounts and rate stability in return for committing to the service for a longer time period.

Concerning competition for local exchange service, in January 1994, MCI announced plans to construct and operate local communication networks in large markets throughout the United States, including parts of Connecticut in which the Telephone Company operates. These networks would allow MCI to utilize its own facilities to provide services directly to customers. Pending DPUC approval, these services are expected to be available in Connecticut within one to two years. On January 26, 1994, MCI Metro Access Transmission Services, Inc. ("MCI Metro") was approved by the DPUC to offer non-switched, in-state long-distance private line services in Connecticut and has offered high capacity private line services to customers in Connecticut since February 1994. On December 20, 1994, MCI Metro filed an application with the DPUC to provide local exchange telecommunications services to business customers in Connecticut by 1996 with the expansion to residential customers thereafter. In addition to the expected facilities-based local service competition, AT&T has requested that the Telephone Company provide for the resale of its services including local service.

Competitive access providers continue to deploy fiber-ring technology throughout Connecticut. Their initial goal is to provide access and private line services with the intent to migrate customers to switched services. During 1994, the Telephone Company reached an agreement to lease part of its existing digital fiber-optic-ring network in the Hartford and Stamford metropolitan areas to MFS Communications Company, Inc. ("MFS"). This agreement will allow MFS to provide services to large business customers on an intraexchange basis utilizing the Telephone Company's facilities and eliminates the need for MFS to construct its own facilities.

In February 1994, pursuant to FCC orders, the Telephone Company's tariff for switched access expanded interconnection (i.e., collocation) service became effective. This tariff allows access customers, including interexchange carriers and competitive access providers, to collocate their own facilities in the Telephone Company's central offices and connect to the Telephone Company's switched access services. In June 1994, the FCC required LECs to provide a new form of interconnection that offers signaling information from LECs' end offices, allowing competitive access providers to offer tandem switching services in competition with the LECs. The Telephone Company filed its tariffs for tandem signaling in September 1994, for effect on January 24, 1995. The FCC has allowed the Telephone Company increased pricing flexibility coincident with the operation of interconnection that will allow it to compete with competitive access providers for

                                 -5-

special access services. At this time, in accordance with the DPUC's May 5, 1994 decision, the Telephone Company's federal access tariff structure is also being utilized for the provision of intrastate access service.

The Telephone Company expects to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis. The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulations for similar services and with reduced regulation to reflect an emerging competitive marketplace. The legislation and regulatory proceedings that flow from it should produce a telecommunications marketplace in Connecticut that, by providing equal opportunity to all competitors, will work to benefit Connecticut consumers.


Regulatory Matters

State Regulation Initiatives and New Services

On December 6, 1994, the Telephone Company received approval from the DPUC to begin offering, in January 1995, a new voice messaging service called SNET MessageWorks[SM]. SNET MessageWorks is a voice messaging system that enables communication via recorded messages and is intended to meet the telephone answering and voice messaging needs of both residential and business customers.

On February 15, 1995, the DPUC lifted a nine-year-old restriction on the Corporation's total investment in unregulated business. The restriction prohibited the Corporation from investing more than 25% of its total assets in unregulated diversified activities without approval of the DPUC. The DPUC provided the Corporation greater flexibility to diversify into new markets up to 40% of total consolidated assets.

On May 24, 1993, the DPUC issued a decision on the capital recovery portion of the November 1992 rate request submitted by the Telephone Company ("Rate Request"). The Telephone Company was granted an increase in the composite intrastate depreciation rate from 5.7% to approximately 7.3%. This equated to an increase in the Telephone Company revenue requirement of approximately $40 million annually. The new depreciation rates were implemented effective July 1, 1993.

On July 7, 1993, the DPUC issued a decision ("Final Decision-I") in its three-phase review of the current and future telecommunications requirements of Connecticut and a final decision ("Final Decision-II") in the remainder of the Rate Request docket. The Final Decision-I addressed the evolving 1993 issues of: (i) competition; (ii) infrastructure modernization; (iii) rate design and pricing principles; and
(iv) regulatory and legislative frameworks. With respect to rate design and pricing principles, the DPUC stated that the pricing of all services must be more in line with the costs of providing these services. Historically, to provide universal service, basic residential services had been subsidized by other tariffed services, primarily message toll and business services. In regard to the regulatory and legislative framework, the DPUC endorsed the concept of incentive-based regulation as a potentially more effective and efficient regulatory system than the present rate of return regulation.

                                   -6-


The  Final  Decision-II authorized a rate  of  return  on  the
Telephone Company's common equity ("ROE") of 11.65% and an increase in intrastate revenue of $39.4 million effective July 7, 1993. The Telephone Company was authorized previously to earn a 12.75% ROE. The increase in intrastate revenue of $39.4 million was offset virtually by the approximate $40 million increase in capital recovery granted on May 24, 1993. In addition, the Final Decision-II addressed areas of infrastructure modernization and incentive regulation. Under infrastructure modernization, the Final Decision-II supported, but did not mandate, implementation of an infrastructure modernization program.

The  Final  Decision-II established rates designed to  achieve
the  increase  in  intrastate revenue of $39.4  million.   The
following major provisions were included in the Final Decision-
II: (i) reductions in intrastate toll rates including several toll discount plans; (ii) a change in basic local service rates for residential and business customers to be phased in over a two-year period; (iii) a reduction in the pricing ratio gap between business and residential basic local service over a two-year period; (iv) a $7.00 per month Lifeline credit for low-income residential customers; (v) an increase in local calling service areas for most customers with none being reduced; (vi) an increase in the local coin telephone rate from $.10 to $.25; (vii) an increase in the directory assistance charge from $.24 to $.40 and a decrease in the number of "free" directory assistance calls; and (viii) a late
payment charge of 1% monthly effective January 1, 1994.   This
rate  award  was  implemented  on  July  9,  1993  through   a
combination of increases for coin telephone and directory assistance calls along with an interim surcharge on the remaining products and services with authorized increases including local exchange. The surcharge was in effect until
October   9,  1993,  when  the  remaining  new  rates   became
effective, including an average increase in residential basic local service rates of $.32 a month while business basic local service rates decreased by $.07 a month.

On  July  9,  1994, the second and final phase  of  new  rates became effective. Residential basic local service rates increased $.26 a month and business basic local service rates decreased between $.69 and $1.23 a month depending on the type of local service selected. At December 31, 1994, the
Telephone  Company's intrastate ROE was below  the  authorized
11.65%.


Federal Regulation Initiatives

On January 19, 1994, the Telephone Company filed suit in the U.S. District Court ("Court") in New Haven requesting the Court find that the Cable Communications Policy Act of 1984 ("Cable Act") violates the Telephone Company's First and Fifth Amendment rights. The Cable Act restricts in-territory provision of cable programming by LECs and prohibits LECs from owning more than 5% of any company that provides cable programming in their local service area. Several district courts and the Fourth and Ninth Circuit Courts of Appeal have rendered decisions consistent with the Telephone Company's position.

Effective July 1, 1991, the Telephone Company elected the FCC's price cap regulation, which replaced traditional rate of return regulation. Under price cap regulation, prices are no longer tied directly to the costs of providing service, but instead are capped by a formula that includes adjustments for inflation, assumed productivity increases and "exogenous" factors, such as changes in accounting principles, FCC cost separation rules, and tax laws. The treatment of exogenous factors affecting a company's costs is subject to FCC interpretation.
                             -7-


By electing price cap regulation, the Telephone Company is provided the opportunity to earn a higher interstate rate of return than that allowed under traditional rate of return regulation. However, price cap regulation presents additional risks since it establishes limits on the Telephone Company's ability to increase rates, even if the Telephone Company's interstate rate of return falls below the authorized rate of return. The Telephone Company is allowed to annually elect a productivity offset factor of 3.3% or 4.3%. Since price cap regulation was elected in July 1991, the Telephone Company has selected the 3.3% productivity factor. Choosing the 3.3% factor, the Telephone Company is allowed to earn up to a 12.25% interstate rate of return annually. Earnings between 12.25% and 16.25% would be shared equally with customers, and earnings over 16.25% would be returned to customers. Any amounts returned to customers would be in the form of prospective rate reductions. In addition, the Telephone Company's ability to achieve or exceed its interstate rate of return will depend, in part, on its ability to meet or exceed the assumed productivity increase.

On April 1, 1994, the Telephone Company filed with the FCC its 1994 annual interstate access tariff under price cap regulation for effect on July 1, 1994. The Telephone Company maintained its selection of the 3.3% productivity factor and is allowed to earn up to a 12.25% interstate rate of return annually before any sharing occurs. The filing, which was approved by the FCC, incorporated rate reductions of approximately $7 million in decreased annual interstate network access revenues for the period July 1, 1994 to June 30, 1995. Management expects this decrease to be fully offset by increased demand. As of December 31, 1994, the Telephone Company's interstate rate of return was below the 12.25% threshold.

On July 12, 1994, the Court reversed and remanded to the FCC a ruling addressing the exogenous treatment of certain incremental postretirement costs incurred by price cap carriers, including the Telephone Company. The Telephone Company's tariffs, which took effect on July 2, 1993 and were subject to FCC further investigation, could be affected by the Court's decision. The Telephone Company's tariffs which took effect on July 1, 1994 could also be affected by the Court's decision. The Telephone Company expects the impact of this decision to be immaterial to total revenues.

The Telephone Company will file its 1995 annual interstate access tariff filing on April 3, 1995 under price cap regulation to become effective July 1, 1995. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its election for the next tariff period.

In February 1994, the FCC began its scheduled inquiry into the price cap plan for LECs to determine whether to revise the current plan to improve LECs' performance in meeting the FCC's objectives. Results of this inquiry are expected in early 1995.

In July 1993, the FCC granted the Telephone Company increased interstate depreciation rates in connection with its triennial review of depreciation. The new depreciation rates were effective retroactive to January 1, 1993 and increased depreciation expense by approximately $11 million. However, under current price cap regulation applicable to the Telephone Company, any changes in depreciation rates cannot be reflected in interstate access rates.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1993 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1994.


Regulated Operations

The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

                         1994    1993    1992    1991    1990


Network Access Lines
in Service (thousands)  2,009   1,964   1,937   1,922   1,904



The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services [see discussion of I-SNET[SM] in Item 2.
Properties].   The total gross investment in  telephone  plant
increased from approximately $3.6 billion at December 31, 1989 to approximately $4.1 billion at December 31, 1994, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1990, cash expended for capital additions was as follows:

Dollars in millions      1994    1993    1992    1991    1990

Cash Expended for
 Capital Additions      $235.4  $231.6  $269.1  $296.3  $370.0


In 1994, the Telephone Company funded its cash expenditures for capital additions entirely through cash flows from operations. In 1995, capital additions are expected to be approximately $280 million, including approximately $80 million for I-SNET. The Telephone Company expects to fund substantially all of its 1995 capital additions through cash flows from operations.

On October 21, 1993, the FCC approved the Telephone Company's application to construct, operate, own and maintain facilities to conduct a technology and marketing trial for use in providing video dial tone service in West Hartford, Connecticut. With construction of the fiber-optic and coaxial facilities completed, the trial began in early 1994. The trial area of 1,250 homes is provided with broadcast channels, extensive pay-per-view channels and video-on-demand service, which provides hundreds of video choices. On November 22, 1994, the FCC approved the Telephone Company's request to expand the trial to an additional 150,000 homes in other areas of Connecticut.

The Telephone Company gives accounting recognition to the actions of regulatory authorities where appropriate, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulatory authorities. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulatory authorities rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Corporation would be an extraordinary non-cash charge to operations of a material amount.

On February 10, 1995, the Telephone Company filed with the DPUC, pursuant to the Act discussed previously [see Competition], its depreciation reserve studies indicating its deficiency in accumulated depreciation could be approximately $1 billion based on telecommunications plant investment levels as of January 1, 1995. While the filing seeks to quantify the Telephone Company's reserve deficiency, the recovery of the deficiency will be addressed in subsequent proceedings on the Telephone Company's financial condition and alternative forms of regulation. These proceedings are currently scheduled by the DPUC throughout 1995, with a decision expected in 1996.

In light of the new regulatory framework for Connecticut telecommunications discussed previously [see Competition], the Telephone Company has reviewed the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate.


Directory Publishing

The   Telephone   Company's   publishing   division   provides
traditional  paper products including White and  Yellow  Pages directories throughout Connecticut. To strategically widen its business focus and position itself for the future, the publishing division is introducing new electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages. On June 30, 1994, the DPUC lifted a restriction which prohibited the Telephone Company from developing and
providing    electronic   information   services,    including
electronic publishing services.

Key trends affecting publishing revenues include the Connecticut economy and competition. Publishing revenues, a significant portion which reflect directory contracts entered into in the prior year, continue to remain sensitive to the Connecticut economy, which is in the early stages of recovery. In addition, the Connecticut advertising marketplace is undergoing major structural changes and is becoming increasingly more fragmented and competitive. The publishing division faces increased competition from non-traditional services such as on-line services, desktop publishing, electronic shopping services, CD-ROM and the expansion of cable television. Furthermore, additional competition may arise from the Regional Bell Operating Companies' ability to offer information services.

                WIRELESS COMMUNICATIONS SERVICES

The Corporation provides wireless communications services, which consist of wholesale and retail cellular telephone communications and paging services, through its subsidiaries SNET Cellular, Inc. ("Cellular"), SNET Mobility, Inc. ("Mobility") and SNET Paging, Inc. ("Paging").


SNET Cellular, Inc.

Cellular was incorporated in 1985 under the laws of the State of Connecticut. In 1990, Cellular formed the Springwich Cellular Limited Partnership ("Springwich") with NYNEX Mobile Communications Company ("NYNEX Mobile"), The Granby Telephone and Telegraph Company of Massachusetts, Inc., The Woodbury Telephone Company and a fifth partner (New England Limited Special Partnership, of which NYNEX Mobile is the managing partner). Springwich is authorized to provide wholesale cellular radio telecommunications services in the Hartford, New Haven, New London, and Fairfield, Connecticut New England County Metropolitan Areas ("NECMAs") and in the Springfield, Massachusetts NECMA. Springwich also is licensed to provide cellular wholesale service in three Rural Service Areas, Windham and Litchfield Counties in Connecticut and Franklin County in Massachusetts. The combined population of this region is approximately 4 million.

In January 1993, Cellular incorporated SNET Springwich, Inc. ("SSI"), a wholly-owned subsidiary of Cellular. Cellular transferred a 32% general partnership interest in Springwich to SSI in 1993 and another 32% limited partnership interest in Springwich to SSI in 1994. Currently, Cellular and SSI together hold an 82.5% partnership interest in Springwich.

Springwich has "roamer agreements" with other cellular carriers which allow customers of Springwich access to cellular markets throughout the United States and Canada and allow customers of other carriers to use Springwich's network.

In February 1993, Cellular announced that it had joined with other major mobile communications companies to form MobiLink[SM]
Partners.   In  July  1993, the MobiLink Partners  set  common
standards for cellular service nationwide under the new  brand
name,  MobiLink[SM].   Participation in the  MobiLink  franchise
allows use of the brand name and access to various features and benefits designed to make cellular service easier to use, particularly for those customers who roam throughout the United States and Canada.

Springwich is currently subject to FCC and DPUC jurisdictions. During 1994, the Massachusetts Department of Public Utility deregulated cellular services pursuant to congressional legislative action. On July 31, 1990, Springwich petitioned the DPUC to initiate a proceeding to address whether the conditions necessary to forebear from rate regulation of cellular mobile telephone service in Connecticut NECMAs were present. In 1991, the DPUC issued a decision denying Springwich's petition for forbearance citing that the record did not indicate that forbearance would enhance or expedite the evolution of the cellular marketplace. Pursuant to a recent federal law, state regulation of cellular activities is preempted unless the FCC approves a petition by the state regulatory agency to continue its regulatory scheme. Such a filing was made by the DPUC on August 9, 1994. The FCC initiated a proceeding (Docket No. 94-106) to consider the Connecticut petition. A final decision is due by May 1995.

On October 22, 1993, the FCC issued a report and order allocating radio spectrum to be licensed for the provision of new personal communications services ("PCS"). Subsequently, on June 13, 1994, the FCC issued a revised spectrum plan and rules for PCS licensing. Under the guidelines, narrowband and broadband licenses for separate blocks of spectrum would be auctioned to potential PCS providers in each geographic area of the United States. These blocks of spectrum could be used to provide a range of wireless services including advanced paging, wireless data services and two-way voice communications. The auction and licensing of these blocks of radio spectrum will allow new competitors to enter the market place Springwich serves. On July 25, 1994, the FCC initiated the auctioning of PCS licenses. National and regional narrowband PCS license auctions were completed in 1994 with broadband PCS auctions continuing into 1995. To date, the Corporation has not participated in these auctions.

The Springwich partnership, in which Cellular is the general partner and NYNEX Corporation ("NYNEX") is a minority partner, serves the combined Connecticut and Springfield, Massachusetts areas. Bell Atlantic Mobile, a subsidiary of Bell Atlantic Corporation ("Bell Atlantic"), also operates in Springwich markets as a wireless provider. On June 30, 1994, Bell Atlantic and NYNEX announced plans to combine their cellular phone operations in order to jointly serve several U.S. markets, including Connecticut. The proposed combination of Bell Atlantic and NYNEX cellular operations requires United States Department of Justice ("DOJ") approval and transfer of licenses by the FCC.

Cellular has made and will continue to make investments in network expansion and enhancements in order to effectively meet the needs of its customers. On November 22, 1994, Cellular entered into multiple definitive agreements with Bell Atlantic and NYNEX to purchase, for $450 million in aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in the Springwich partnership. These transactions are subject to the consummation by Bell Atlantic and NYNEX of their cellular joint venture discussed previously, the formation of which requires their sale of these properties. These acquisitions are also subject to approval by the FCC and DOJ. In addition, the acquisition of the Pittsfield property is subject to a right of first refusal by a third party. In January 1995, Cellular's acquisitions were approved by the DOJ.


SNET Mobility, Inc.

Mobility was incorporated in 1985 under the laws of the State of Connecticut under its predecessor's name SNET MobileCom, Inc. Mobility purchases wholesale cellular communications service from Springwich and resells cellular communications service to the retail market under the registered trademark LINX[R] in Springwich's service area.

Mobility markets its services through its internal sales force and through agreements with third-party distributors and dealers. Mobility anticipates continuing competition from local, regional and national resellers including its largest competitor, Bell Atlantic Mobile. Over the past few years, intense competition for new customers has led to increases in selling and promotional costs. Mobility anticipates that this trend will continue into the foreseeable future. In response to this competition, Mobility continues to increase the number and quality of its distribution channels, price aggressively and introduce both creative customer acquisition programs and differentiated value-added services.

SNET Paging, Inc.

Paging was incorporated in February 1990 under the laws of the State of Connecticut. Paging launched service on April 1,
1991.   Paging provides its customers with tone,  numeric  and
alphanumeric paging services through its registered trademark Page 2000[R]. Customers have a choice of either selecting local or regional coverage. Paging also serves as a reseller of
SkyTel,  a  nationwide  paging service.   Currently,  Paging's
network is capable of providing services in Connecticut,  most
of   Massachusetts,  southern  New  Hampshire,  Rhode  Island,
Metropolitan New York City, New Jersey and Philadelphia.

In October 1993, TNI Associates, Inc. ("TNIA"), formerly SNET Paging Acquisition Corporation, a wholly-owned subsidiary of Paging, purchased the remaining 50.5% partnership interest in the assets of TNI Associates (the "TNI Partnership") from Telecommunications Network, Inc. The TNI Partnership business purchased by TNIA operates a wide-area paging network from New York City to southern New Jersey and Philadelphia.

On December 13, 1994, Paging and TNIA entered into a definitive agreement with Paging Network of New York, Inc., to sell substantially all of the network assets of Paging and TNIA including wireless messaging network transmitters, switches, and operating frequencies, as well as all reseller accounts and TNIA's retail accounts. Paging will retain its retail accounts and will continue as a reseller to market paging services under its Page 2000 brand name. The transaction, which is subject to regulatory approval and certain other conditions, is expected to be completed in the first half of 1995.

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


                       SNET AMERICA, INC.

SNET America, Inc. ("SNET America") was incorporated in 1993 under the laws of the State of Connecticut. SNET America offers a complete range of interstate and international long-distance services to Connecticut customers, including calling card and "800" service, along with volume discount plans such as Distance
Plus[SM].   Distance Plus offers graduated discounts  where  the
discount increases as the usage increases. SNET America began offering service in the third quarter of 1993.

On April 13, 1994, the DPUC approved a joint marketing arrangement between the Telephone Company and SNET America enabling the Telephone Company to sell SNET America's interstate and international services, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement will enable the Corporation to satisfy its customers' long-distance calling needs with a single point of contact through the SNET All Distance[SM] service offering.

                  SNET DIVERSIFIED GROUP, INC.

SNET Diversified Group, Inc. ("Diversified") was incorporated in 1986 under the laws of the State of Connecticut in order to
identify    and    develop    new,   non-regulated    business
opportunities. The majority of Diversified's activities are leasing and selling customers' premise equipment ("CPE") to residential and small business customers. As part of the 1993 SNET Systems, Inc. ("Systems") reorganization, Diversified established a new division, Business Communications, which continues to offer and maintain certain key products that are complementary to the Telephone Company's central office-based
solutions.    In   1994,  Diversified  introduced   multimedia
services after the DPUC lifted a restriction on June 30, 1994, which prohibited the Telephone Company and its affiliates from developing and providing electronic information services. Another division, SNET Premium Services, which offers network related enhanced services such as ConnNet[R] and Conference
Calling,  was  transferred  from  the  Telephone  Company   to
Diversified effective January 1, 1993.

Diversified faces significant competition from numerous department store, discount store, and business equipment retailers that carry CPE. Diversified has differentiated its product line from its competitors by offering a wide array of quality products coupled with superior customer service by offering customers leasing options.


                     SNET REAL ESTATE, INC.

SNET Real Estate, Inc. ("Real Estate") was incorporated in 1983 under the laws of the State of Connecticut. Real Estate is the owner of commercial property which it leases under operating leases and is a general partner in a partnership that also leases commercial property. Currently, Real Estate is managing its existing portfolio and is not actively pursuing additional real estate investments.

Real Estate faces a risk that real estate markets in which its properties are located, primarily Connecticut, may further deteriorate from their current value. This risk is minimized by the conservative nature of Real Estate's portfolio, a majority of which is leased to affiliates.


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

On January 15, 1993, the Corporation announced that it would disband Systems and reassign its functions and employees to other organizations within the Corporation. This reorganization of Systems' operations is in line with the Corporation's strategy to focus on the Telephone Company's central office-based solutions.
                                -14-


                        SNET CREDIT, INC.

SNET Credit, Inc. ("Credit") was incorporated in 1983 under the laws of the State of Connecticut. Credit provided lease financing of telecommunications and other equipment for Systems and third parties under operating, direct-financing and leveraged leases. In September 1992, the Corporation announced its intention to discontinue operations of the finance business by phasing out the activities of Credit because it no longer fit into the Corporation's long-term strategic business plan. During 1993, Credit sold portions of its direct-financing lease portfolio. Certain existing leveraged leases and direct-financing leases have been retained by the Corporation as investments.


Employee Relations

The  Corporation  and its subsidiaries employed  approximately
9,710 persons at February 28, 1995, of whom approximately  67%
are represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

On August 17, 1994, the Corporation and the CUTW reached an agreement that called for an "early-out option" for bargaining-unit employees to be negotiated no later than March 31, 1995. The Corporation and the CUTW are currently negotiating a new labor contract with the anticipation that it will be ratified prior to the August 1995 expiration of the current three-year labor contract.

In December 1993, the Corporation recorded a restructuring charge to provide for a comprehensive restructuring program designed to reduce costs and improve delivery of service. The program included incremental costs to be incurred for employee separations involving approximately 2,500 employees beginning in January 1994. This estimate includes 750 to 1,000 management employees and 1,500 to 1,750 bargaining-unit employees. Through December 1994, approximately 970 employees, representing 590, or 16.6%, of the total number of management employees and 380, or 5.5%, of the total number of bargaining-unit employees, had left the Corporation under severance plans and retirement incentives. Additional employee separations are expected to occur as a result of the early-out option and outsourcing of approximately 150 data center operation employees currently being negotiated with Computer Sciences Corporation. Reengineering efforts and the early-out option will impact the timing and mix of additional employee separations of approximately 1,500 employees.



Item 2.  Properties

The principal properties of the Corporation and its subsidiaries do not lend themselves to a detailed description by character and location. The majority of telecommunications property, plant and equipment of the Corporation and its subsidiaries is owned by the Telephone Company. Of the Corporation's investment in telecommunications property, plant and equipment at December 31, 1994, central office equipment represented 40%; connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represented 35%; land and buildings (occupied principally by central offices) represented 11%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 2%; and other, principally vehicles and general office equipment, represented 12%.

Substantially all of the central office equipment installations and administrative offices are located in Connecticut in buildings owned by the Telephone Company situated on land which it owns in fee. Many garages, service centers and some administrative offices are located in rented quarters.

The Corporation has a significant investment in the properties, facilities and equipment necessary to conduct its business with the overwhelming majority of this investment relating to telephone operations. Management believes that the Corporation's facilities and equipment are suitable and adequate for the business.

In 1993, the Telephone Company announced its intention to invest $4.5 billion over the next 15 years to build I-SNET, a statewide information superhighway. I-SNET will be an interactive multimedia network capable of delivering voice, video and a full range of information and interactive services. The Telephone Company expects I-SNET will reach approximately 160,000 residences and businesses by the end of 1995. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost-containment initiatives and customer demand for the new services offered. At this time, the Telephone Company does not plan to request a rate increase for this investment.



Item 3.  Legal Proceedings

The Corporation and certain of its subsidiaries are involved in various claims and lawsuits that arise in the normal conduct of their business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the Corporation or its subsidiaries.



Item 4.  Submission of Matters to a Vote of Security Holders


No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

            Executive Officers of the Registrant (1)
                    (as of February 28, 1995)


                                                        Executive
                                                         Officer
       Name         Age(2)           Position             Since

Daniel J. Miglio      54    Chairman, President and
                              Chief Executive Officer     1/86

Jean M. LaVecchia     42    Senior Vice President-
                              Organization Development    8/94

Ronald M. Serrano     39    Senior Vice President-
                              Corporate Development       1/93

Donald R. Shassian    39    Senior Vice President and
                              Chief Financial Officer     12/93

Madelyn M. DeMatteo   46    Vice President, General
                              Counsel and Secretary       5/90

John A. Sadek         61    Vice President and
                              Comptroller                 1/86

(1) Includes executive officers subject to Section 16 of the Securities Exchange Act of 1934.
(2) As of December 31, 1994.

Mr. Miglio, Ms. LaVecchia, Ms. DeMatteo and Mr. Sadek have held high level managerial positions with the Corporation or its subsidiaries for more than the past five years. Mr. Serrano was a Vice President of Mercer Management Consulting, Inc., (formerly Strategic Planning Associates) for more than five years prior to joining the Corporation. Mr. Shassian was a partner with Arthur Andersen & Co., independent accountants, for more than five years prior to joining the Corporation.

                             PART II


Item  5.  Market for the Registrant's Common Stock and Related
          Stockholder Matters

The common stock of the Corporation is listed on the New York and Pacific stock exchanges and the number of holders of record, computed on the basis of registered accounts, was 55,302 as of February 28, 1995. Information with respect to the quarterly high and low sales price for the Corporation's common stock and quarterly cash dividends declared is included in the registrant's Annual Report to Shareholders on page 48 under the caption "Market and Dividend Data" and is incorporated herein by reference pursuant to General Instruction G(2).


Items 6 through 8.

Information required under Items 6 through 8 is included in the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 on pages 18 through 47 in their entirety and is incorporated herein by reference pursuant to General Instruction G(2).


Item  9.  Changes  in  and Disagreements with  Accountants  on
          Accounting and Financial Disclosure

No changes in or disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.



                            PART III


Items 10 through 13.

Information required under Items 10 through 13 is included in the registrant's Proxy Statement dated March 27, 1995 on pages 1 (commencing under the caption "Proxy Statement") through 8 and pages 13 through 17. Such information is incorporated herein by reference.

Information regarding executive officers of the registrant required by Item 401(b) and (e) of Regulation S-K is included in Part I of this Annual Report on Form 10-K, following Item 4.

                             PART IV


Item 14. Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                     Page

   (1) Report on Consolidated Financial Statements                *

       Report of Audit Committee                                  *

       Report of Independent Accountants                          *

       Consolidated Financial Statements:

         Consolidated Statement of Income (Loss) -
           for the years ended December 31, 1994,
           1993 and 1992                                          *

         Consolidated Balance Sheet - as of
           December 31, 1994 and 1993                             *

         Consolidated Statement of Changes in
           Stockholders' Equity - for the years ended
           December 31, 1994, 1993 and 1992                       *

         Consolidated Statement of Cash Flows - for
           the years ended December 31, 1994, 1993 and 1992       *

         Notes to Consolidated Financial Statements               *

   (2) Consolidated Financial Statement Schedule for the year ended December 31, 1994

       Report of Independent Accountants                          24

       II - Valuation and Qualifying Accounts                     25

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

* Incorporated herein by reference to the appropriate portions of the registrant's Annual Report to Shareholders for the fiscal year ended December 31, 1994 [see Part II].

  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.
Exhibits numbered 10(iii)(A)1 through 10(iii)(A)14 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
            3-A to Form SE dated 3/15/91, File No. 1-9157).

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

4b          Indenture dated December 13, 1993 between The Southern
            New England Telephone Company and Shawmut Bank Connecticut, National Association, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of
            7 1/4% Medium-Term Notes, Series C, due December 15, 2033.

10(iii)(A)1 SNET Short Term Incentive Plan as amended February
            8, 1995.


10(iii)(A)2 SNET Long Term Incentive Plan as amended March  1,
            1993  (Exhibit 10(iii)(A)2 to 1992 Form 10-K dated
            3/23/93, File No. 1-9157).

10(iii)(A)3 SNET   Financial  Counseling  Program  as  amended
            January  1987  (Exhibit  10-D  to  Form  SE  dated
            3/23/87-1, File No. 1-9157).

10(iii)(A)4 Group Life Insurance Plan and Accidental Death and
            Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to
            Form SE dated 3/23/87-1, File No. 1-9157).

10(iii)(A)5 SNET  Executive  Non-Qualified  Pension  Plan  and
            Excess Benefit Plan as amended November 1, 1991 (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-
            9157). Amendment dated December 8, 1993 (Exhibit 10 (iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
            No. 1-9157).  Amendment dated February 8, 1995.

Exhibit
Number

10(iii)(A)6   SNET  Management  Pension Plan as amended  November
              1,  1987  (Exhibit 10-C to Form SE dated 3/21/88-1,
              File  No.  1-9157).  Amendments dated September  1,
              1988  and January 1, 1989 (Exhibit 10-C to Form  SE
              dated  3/21/89, File No. 1-9157).  Amendments dated
              January 1, 1989 through August 6, 1989 (Exhibit 10-
              B  to  Form  SE  dated 3/20/90, File  No.  1-9157).
              Amendments  dated  June 5, 1991  through  September
              25,  1991  (Exhibit 10-B to Form SE dated  3/20/92,
              File  No.  1-9157).  Amendments  dated  January  1,
              1993  (Exhibit 10(iii)(A)6 to 1992 Form 10-K  dated
              3/23/93,   File  No.  1-9157).   Amendments   dated
              September   8,  1993  through  December   8,   1993
              (Exhibit  10(iii)(A)6  to  1993  Form  10-K   dated
              3/23/94,  File No. 1-9157).  Amendments dated  June
              1, 1994 through November 16, 1994.

10(iii)(A)7   SNET  Incentive  Award  Deferral  Plan  as  amended
              March 1, 1993 (Exhibit 10(iii)(A)7 to 1992 Form
              10-K dated 3/23/93, File No. 1-9157).

10(iii)(A)8   SNET  Mid-Career  Pension Plan as amended  November
              1,  1991  (Exhibit 10-D to Form SE  dated  3/20/92,
              File  No.  1-9157).   Amendment dated  December  8,
              1993  (Exhibit 10 (iii)(A)8 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)9   SNET  Deferred  Compensation Plan for  Non-Employee
              Directors  as  amended  January  1,  1993  (Exhibit
              10(iii)(A)9 to 1992 Form 10-K dated 3/23/93,
              File No. 1-9157).

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to  Form
             SE dated 3/15/91, File No. 1-9157).


10(iii)(A)11 SNET  1986  Stock Option Plan as amended  March  1,
             1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
             3/23/93, File No. 1-9157).

10(iii)(A)12 SNET   Retirement  and  Disability  Plan  for  Non-
             Employee  Directors  as  amended  April  14,   1993
             (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
             3/23/94,   File   No.  1-9157).   Amendment   dated
             January 1, 1994.

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January  1,  1994 (Exhibit 4.4 to Registration  No.
             33-51055, File No. 1-9157).

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

12           Computation of Ratio of Earnings to Fixed Charges.

Exhibit
Number

13       Pages  18  through  48  of the registrant's  Annual
         Report  to  Shareholders for the fiscal year  ended
         December 31, 1994.

21       Subsidiaries of the Corporation.

23       Consent of Independent Accountants.

24a      Powers of Attorney.

24b      Board of Directors' Resolution.

27       Financial Data Schedule

99a      Annual Report on Form 11-K for the plan year  ended
         December   31,   1994  for  the   SNET   Management
         Retirement  Savings  Plan  will  be  filed  as   an
         amendment prior to June 30, 1995.

99b      Annual Report on Form 11-K for the plan year  ended
         December  31,  1994  for the SNET  Bargaining  Unit
         Retirement  Savings  Plan  will  be  filed  as   an
         amendment prior to June 30, 1995.

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

On November 22, 1994, the Corporation filed a report on Form 8-K, dated November 22, 1994, announcing that it had reached definitive agreements with Bell Atlantic Corporation and NYNEX Corporation to purchase certain cellular properties that are within or contiguous to areas served by SNET Mobility, Inc., a wholly-owned subsidiary of the Corporation. The properties to be purchased include all of Rhode Island and the New Bedford, Massachusetts area now owned by Bell Atlantic as well as NYNEX's ownership of 80% of the Pittsfield, Massachusetts
market   and  a  16.1%  interest  in  a  cellular  partnership
currently 82.5% owned and managed by the Corporation.

On January 25, 1995, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated January 24, 1995, announcing the Corporation's 1994 financial results and the change in credit ratings by Standard & Poor's on the Corporation's senior unsecured debt to A+ from AA and commercial paper rating to A-1 from A-1+.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

By  /s/ J. A. Sadek
        J. A. Sadek, Vice President and Comptroller, March 10, 1995

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

PRINCIPAL EXECUTIVE OFFICER:

  D. J. Miglio*
  Chairman, President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICERS:

  D. R. Shassian*
  Senior Vice President and
  Chief Financial Officer


  J. A. Sadek                                 By /s/ J. A. Sadek
  Vice President and Comptroller                    (J. A. Sadek, as attorney-
                                                    in-fact and on his own
                                                    behalf)


DIRECTORS:

  F. G. Adams*
  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                             March 10, 1995
  F. J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  J. R. Greenfield*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*                * by power of attorney

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Stockholders of
Southern New England Telecommunications Corporation:


Our report on the consolidated financial statements of Southern New England Telecommunications Corporation has been incorporated by reference in this Form 10-K from the 1994 Annual Report to Stockholders of Southern New England Telecommunications Corporation on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1994 listed in Item 14 (a) (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




Hartford, Connecticut                     COOPERS & LYBRAND L.L.P.
January 24, 1995

       SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      (Millions of Dollars)


   COL. A        COL. B    COL. C(1)     COL. C(2)     COL. D     COL. E


                                 Additions

               Balance at               Charged to                    Balance
               beginning   Charged to  other accounts  Deductions     at end
 Description   of period     expense    - Note(a)     - Note(b)      of period

Allowance for Uncollectible
  Accounts Receivable:

Year 1994      $26.7         $20.7         $6.3         $25.5        $ 28.2
Year 1993       21.8          28.9          3.6          27.6          26.7
Year 1992       16.3          33.3          3.9          31.7          21.8

Allowance for Uncollectible
  Direct-Financing Lease Notes Receivable of Discontinued Operations:

Year 1994     $ 11.7        $ 1.7          $   -        $ 5.0        $  8.4
Year 1993        8.2         15.6              -         12.1          11.7
Year 1992        4.6          9.2              -          5.6           8.2

(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous debits and credits.

(b)  Includes amounts written off as uncollectible.


                                 Additions
               Balance at                                             Balance
               beginning   Charged to  Charged to      Deductions     at end
 Description   of period     expense   other accounts   -Note(a)     of period

Restructuring Charge:

Year 1994       $355.0     $     -       $  -           $90.1        $264.9
Year 1993          -          355.0         -              -          355.0

(a) Amount represents costs incurred that were charged against the restructuring reserve.

                                 EXHIBIT INDEX


Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.
Exhibits numbered 10(iii)(A)1 through 10(iii)(A)14 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
             3-A to Form SE dated 3/15/91, File No. 1-9157).

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

4b            Indenture dated December 13, 1993 between The Southern
              New England Telephone Company and Shawmut Bank Connecticut, National Association, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of
              7 1/4% Medium-Term Notes, Series C, due December 15, 2033.

10(iii)(A)1   SNET Short Term Incentive Plan as amended February
              8, 1995.


10(iii)(A)2   SNET Long Term Incentive Plan as amended March  1,
              1993  (Exhibit 10(iii)(A)2 to 1992 Form 10-K dated
              3/23/93, File No. 1-9157).

10(iii)(A)3   SNET   Financial  Counseling  Program  as  amended
              January  1987  (Exhibit  10-D  to  Form  SE  dated
              3/23/87-1, File No. 1-9157).

10(iii)(A)4   Group Life Insurance Plan and Accidental Death and
              Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to
              Form SE dated 3/23/87-1, File No. 1-9157).

10(iii)(A)5   SNET  Executive  Non-Qualified  Pension  Plan  and
              Excess  Benefit Plan as amended November  1,  1991
              (Exhibit 10-A to Form SE dated 3/20/92, File No. 1-
              9157).   Amendment dated December 8, 1993 (Exhibit
              10 (iii)(A)5 to 1993 Form 10-K dated 3/23/94, File
              No. 1-9157).  Amendment dated February 8, 1995.

10(iii)(A)6   SNET  Management  Pension Plan as amended  November
              1,  1987  (Exhibit 10-C to Form SE dated 3/21/88-1,
              File  No.  1-9157).  Amendments dated September  1,
              1988  and January 1, 1989 (Exhibit 10-C to Form  SE
              dated  3/21/89, File No. 1-9157).  Amendments dated
              January 1, 1989 through August 6, 1989 (Exhibit 10-
              B  to  Form  SE  dated 3/20/90, File  No.  1-9157).
              Amendments  dated  June 5, 1991  through  September
              25,  1991  (Exhibit 10-B to Form SE dated  3/20/92,
              File  No.  1-9157).  Amendments  dated  January  1,
              1993  (Exhibit 10(iii)(A)6 to 1992 Form 10-K  dated
              3/23/93,   File  No.  1-9157).   Amendments   dated
              September   8,  1993  through  December   8,   1993
              (Exhibit  10(iii)(A)6  to  1993  Form  10-K   dated
              3/23/94,  File No. 1-9157).  Amendments dated  June
              1, 1994 through November 16, 1994.

10(iii)(A)7   SNET  Incentive  Award  Deferral  Plan  as  amended
              March 1, 1993 (Exhibit 10(iii)(A)7 to 1992 Form
              10-K dated 3/23/93, File No. 1-9157).

10(iii)(A)8   SNET  Mid-Career  Pension Plan as amended  November
              1,  1991  (Exhibit 10-D to Form SE  dated  3/20/92,
              File  No.  1-9157).   Amendment dated  December  8,
              1993  (Exhibit 10 (iii)(A)8 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)9   SNET  Deferred  Compensation Plan for  Non-Employee
              Directors  as  amended  January  1,  1993  (Exhibit
              10(iii)(A)9 to 1992 Form 10-K dated 3/23/93,
              File No. 1-9157).

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to  Form
             SE dated 3/15/91, File No. 1-9157).


10(iii)(A)11 SNET  1986  Stock Option Plan as amended  March  1,
             1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
             3/23/93, File No. 1-9157).

10(iii)(A)12 SNET   Retirement  and  Disability  Plan  for  Non-
             Employee  Directors  as  amended  April  14,   1993
             (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
             3/23/94,   File   No.  1-9157).   Amendment   dated
             January 1, 1994.

10(iii)(A)13 SNET  Non-Employee  Director Stock  Plan  effective
             January  1,  1994 (Exhibit 4.4 to Registration  No.
             33-51055, File No. 1-9157).

10(iii)(A)14 Description  of  SNET Executive Retirement  Savings
             Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
             3/23/94, File No. 1-9157).

12           Computation of Ratio of Earnings to Fixed Charges.


13           Pages  18  through  48  of the registrant's  Annual
             Report  to  Shareholders for the fiscal year  ended
             December 31, 1994.

21           Subsidiaries of the Corporation.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule

99a          Annual Report on Form 11-K for the plan year  ended
             December   31,   1994  for  the   SNET   Management
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.

99b          Annual Report on Form 11-K for the plan year  ended
             December  31,  1994  for the SNET  Bargaining  Unit
             Retirement  Savings  Plan  will  be  filed  as   an
             amendment prior to June 30, 1995.