Form 10-Q
period 1995-03-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1995-05-09
CIK 790650

                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1995.



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


   Common stock, par value $1.00 per share:  64,780,108 shares outstanding as of April 28, 1995
                                 -1-

Form 10-Q - Part I   Southern New England Telecommunications Corporation



                 PART I - FINANCIAL INFORMATION

Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive office at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of a normal recurring nature necessary for fair presentation for
each period shown.   The 1994 financial statements have been
reclassified to conform to the current-year presentation.  Certain
information   and  footnote  disclosures  normally  included   in
consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or
omitted  pursuant to such SEC rules and regulations.   Management
believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for
full  fiscal  years.  It  is  suggested  that   these  condensed,
consolidated financial statements be read in conjunction with the
consolidated financial   statements and notes  thereto  included
in the Corporation's 1994 Annual Report on Form 10-K.

Form 10-Q - Part I    Southern New England Telecommunications Corporation


                CONDENSED, CONSOLIDATED STATEMENT OF INCOME

                                                    (Unaudited)
                                            For the Three Months Ended
                                                      March 31,
Dollars in Millions, Except Per Share Amounts    1995            1994

Revenues and Sales
Local service                                $  157.4         $  152.0
Network access                                   91.5             86.8
Intrastate toll                                  69.1             79.0
Publishing                                       44.6             44.7
Sales and other                                  80.5             60.7
Total Revenues and Sales                        443.1            423.2

Costs and expenses
Operating and maintenance                       251.6            235.4
Depreciation and amortization                    83.4             80.7
Taxes other than income                          13.5             14.2
Total Costs and Expenses                        348.5            330.3

Operating Income                                 94.6             92.9

Interest                                         18.0             19.8

Income Before Income Taxes                       76.6             73.1

Income taxes                                     29.9             29.6

Net Income                                   $   46.7         $   43.5

Weighted Average Common Shares Oustanding
  (in thousands)                               64,641           63,982


Earnings Per Share                           $    .72         $    .68

Dividends Declared Per Share                 $    .44         $    .44


The accompanying notes are an integral part of these financial statements.

  Form 10-Q - Part I    Southern New England Telecommunications Corporation



              CONDENSED, CONSOLIDATED BALANCE SHEET


Dollars in Millions, Except Per Share Amounts  March 31, 1995    Dec. 31, 1994
                                                (Unaudited)
Assets
Cash and temporary cash investments              $   34.0         $    6.7
Accounts receivable, net of allowance
  for uncollectibles of $29.4 and
  $29.8, respectively                               282.7            294.4
Materials, supplies and inventories                  22.9             26.4
Prepaid publishing                                   39.0             39.0
Deferred income taxes                               109.5            101.8
Prepaid taxes and other assets                       39.6             29.4
Total Current Assets                                527.7            497.7
Property, plant and equipment, at cost            4,417.6          4,372.6
Less:  Accumulated depreciation                   1,717.7          1,660.4
Property, Plant and Equipment, net                2,699.9          2,712.2
Deferred charges, leases and other assets           286.8            294.7
Total Assets                                     $3,514.4         $3,504.6

Liabilities and Shareholders' Equity
Debt maturing within one year                    $   33.0         $   39.6
Accounts payable and accrued expenses               186.1            205.1
Restructuring charge - current                      167.8            145.5
Advance billings and customer deposits               59.5             56.7
Accrued compensated absences                         36.6             36.8
Other current liabilities                           106.3             84.6
Total Current Liabilities                           589.3            568.3
Long-term debt                                      944.3            952.1
Deferred income taxes                               396.3            375.0
Postretirement benefits other than pension          308.1            308.2
Restructuring charge - long-term                     80.3            119.4
Unamortized investment tax credits                   41.2             42.9
Other liabilities and deferred credits              176.0            185.8
Total Liabilities                                 2,535.5          2,551.7
Common stock; $1.00 par value;
  300,000,000 shares authorized;
  67,420,245 and 67,264,435 issued,
  respectively                                       67.4             67.3
Proceeds in excess of par value                     682.8            677.8
Retained earnings                                   400.4            381.8
Less:  Treasury stock; 2,758,512 shares, at cost   (104.7)          (104.7)
       Unearned compensation related to ESOP        (66.9)           (69.3)
Total Shareholders' Equity                          979.0            952.9
Total Liabilities and Shareholders' Equity       $3,514.4         $3,504.6


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation


                  CONDENSED, CONSOLIDATED STATEMENT OF CHANGES IN
                               SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                             For the Three Months Ended
                                                      March 31,
Dollars in Millions                          1995                  1994

Common Stock, Par Value
 Balance at Beginning of Period            $  67.3               $  66.6
 Common shares issued:
  Dividend reinvestment plan                    .1                    .1
  Savings and incentive plans                   -                     .1
 Balance at End of Period                  $  67.4               $  66.8

Proceeds in Excess of Par Value
 Balance at Beginning of Period            $ 677.8               $ 656.7
 Common shares issued, at market:
  Dividend reinvestment plan                   3.8                   3.7
  Savings and incentive plans                  1.2                   1.5
 Balance at End of Period                  $ 682.8               $ 661.9

Retained Earnings
 Balance at Beginning of Period            $ 381.8               $ 315.7
 Net income                                   46.7                  43.5
 Dividends declared                          (28.4)                (28.2)
 Tax benefit of dividends declared
   on unallocated shares held
   in ESOP                                      .3                    .4
 Balance at End of Period                  $ 400.4               $ 331.4

Treasury Stock
 Balance at Beginning and End
   of Period                               $(104.7)              $(104.7)

Unearned Compensation Related
 To Employee Stock Ownership Plan
 Balance at Beginning of Period            $ (69.3)              $ (79.7)
 Reduction of ESOP debt                        7.1                   6.6
 ESOP earned compensation accrual             (4.7)                 (4.7)
 Balance at End of Period                  $ (66.9)              $ (77.8)

Total Shareholders' Equity                 $ 979.0               $ 877.6


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

         CONDENSED, CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        (Unaudited)
                                                 For the Three Months Ended
                                                          March 31,
Dollars in Millions                                1995              1994

Operating Activities
  Net income                                     $  46.7           $  43.5
  Adjustments to reconcile net income to
   cash provided by operating activities:
    Depreciation and amortization                   83.4              80.7
    Effect of business restructuring               (16.8)            (18.4)
    Change in operating assets and
     liabilities, net                               30.9               6.9
    Other, net                                       2.1               1.1
  Net Cash Provided by Operating Activities        146.3             113.8

Investing Activities
  Cash expended for capital additions              (93.1)            (77.5)
  Repayment of loan made to ESOP                      .5                .4
  Other, net                                         8.3               4.7
  Net Cash Used by Investing Activities            (84.3)            (72.4)

Financing Activities
  Net (payments) proceeds of short-term debt        (7.1)             58.7
  Repayments of long-term debt                      (3.1)           (251.7)
  Cash dividends                                   (24.5)            (24.3)
  Net Cash Used by Financing Activities            (34.7)           (217.3)

Increase (Decrease) in Cash and Temporary
  Cash Investments                                  27.3            (175.9)

Cash and temporary cash investments at
  beginning of period                                6.7             224.8

Cash and Temporary Cash Investments at
  End of Period                                  $  34.0           $  48.9

Income Taxes (Refunded) Paid                     $  (3.5)          $   8.5

Interest Paid                                    $  15.9           $  23.6


The accompanying notes are an integral part of the financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)

Note 1:  Financial Data on Subsidiaries

Selected financial data on the Corporation's subsidiaries is summarized as follows:

                                              For the Three Months Ended
                                                       March 31,
Dollars in Millions                             1995              1994

Revenues and Sales

  The Southern New England Telephone Company    $374.0            $369.4
  Cellular operations(1)                          29.6              21.3
  SNET Diversified Group, Inc.(2)                 26.6              24.6
  All others(3)                                   13.8               8.6
  Intercompany sales                               (.9)              (.7)

Total                                           $443.1            $423.2

Operating Earnings (Loss)(4)

  The Southern New England Telephone Company    $176.3            $159.9
  Cellular operations(1)                          (1.5)              4.4
  SNET Diversified Group, Inc.(2)                   .9               2.6
  All others(3)                                    2.3               6.7

Total                                           $178.0            $173.6


(1) Cellular operations consist of the Corporation's wholesale and retail cellular businesses, SNET Cellular, Inc. ("Cellular") and SNET Mobility, Inc. ("Mobility"), net of cellular intercompany amounts.
(2) SNET Diversified Group, Inc. includes results of Business Communications, SNET Premium Services and Multi-Media Services.
(3) All others include SNET Real Estate, Inc., SNET Paging, Inc. ("Paging"), SNET America, Inc. ("SNET America") and Parent Company operations.
(4) Represents earnings (loss) before interest, taxes, depreciation and amortization. Operating earnings (loss) is not a generally accepted accounting principal measurement. Management provides this measurement for informational purposes only.


Note 2:  Pending Acquisitions and Sales of Certain Assets

On November 22, 1994, Cellular entered into multiple definitive agreements with Bell Atlantic Corporation ("Bell Atlantic") and NYNEX Corporation ("NYNEX") to purchase, for $450 million in aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in Springwich Cellular Limited Partnership ("Springwich"). Currently, Cellular and SNET Springwich, Inc., a wholly-owned subsidiary of Cellular, hold an 82.5% partnership interest in Springwich.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


Note 2:  Pending Acquisitions and Sale of Certain Assets (continued)

These transactions are subject to the consummation by Bell
Atlantic and NYNEX of their cellular joint venture, the formation of which requires them to sell these properties. These transactions will be accounted for under the purchase method.

On December 13, 1994, Paging and TNI Associates, Inc. ("TNIA"), a wholly-owned subsidiary of Paging, entered into a definitive agreement with Paging Network of New York, Inc. to sell substantially all of the network assets of Paging and TNIA, including wireless messaging network transmitters, switches, and operating frequencies, as well as all reseller accounts and TNIA's retail accounts. Paging will retain its retail accounts and will continue as a reseller to market paging services under its Page 2000[R] brand name. The transaction, which is subject to regulatory approval and certain other conditions, is expected to be completed in the second quarter of 1995.

Note 3:  Restructuring Charge

In December 1993, the Corporation recorded a restructuring charge of $355.0 million before-tax, $204.2 million after-tax, or $3.21 per share, to provide for a comprehensive restructuring program. The program included costs to be incurred to facilitate employee separations involving approximately 2,500 employees. The charge also included: incremental costs of implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Corporation's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers.

The original 1993 restructuring charge and costs incurred during 1994 are summarized as follows:

                              Balance at    Costs incurred       Balance at
Dollars in Millions        Dec. 31, 1993       during 1994    Dec. 31, 1994
Employee separation costs         $170.0             $41.8           $128.2
Process and systems
 reengineering                     145.0              35.0            110.0
Exit and other costs                40.0              13.3             26.7
Total                             $355.0             $90.1           $264.9

In order to maintain quality customer service while at the same time reengineering the business, the 1993 restructuring program is expected to extend into 1997, rather than be completed by 1996 as originally intended. It is also possible that shifts within reserve categories may occur. However, no significant changes in the total cost of the 1993 restructuring program are likely to occur nor are any adjustments anticipated to the original estimate.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


         NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)

Note 3:  Restructuring Charge (continued)

The Corporation incurred restructuring costs in 1995 as follows:

                                                   For the Three Months
Dollars in Millions                                Ended March 31, 1995
Employee separation costs                                        $  2.8
Process and systems reengineering                                  13.7
Exit and other costs                                                 .3
Total Costs Incurred                                              $16.8

Costs incurred for employee separations included payments for severance, unused compensated absences, health care continuation and employee retraining. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to the initial phase of redesigning work space requirements due to downsizing.

To date, the Corporation has implemented network operations, customer service, repair and support programs and developed new processes to substantially reduce the costs of business while significantly improving quality and customer service. The remaining employee separations will not be possible without the development and installation of these new processes which, among other things, will reduce or eliminate the current labor-intensive interfaces between the existing systems.

As of March 31, 1995, approximately 1,000 employees (620 management and 380 bargaining-unit employees, or 17.3% and 5.5% of the respective total workforce at the inception of the restructuring program) had left the Corporation under severance plans and retirement incentives. On April 21, 1995, the Connecticut Union of Telephone Workers ("CUTW") ratified a new contract which includes a voluntary "early-out option" available to bargaining-unit employees [see Employee Relations]. The early-out option provides enhanced pension benefits by adding six years to the age and the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. Depending on the number and mix of employees who volunteer for the early-out option, separation dates may be staggered up to one year to ensure that service to customers will not be adversely affected.

Expected accumulated savings are dependent on the timing and mix of approximately 1,500 additional employee separations and are currently estimated to be $60 million, $90 million, and $110 million for 1995, 1996, and 1997, respectively. These anticipated savings will be substantially offset by costs related to the growth in business, the construction of I-SNET, a statewide information superhighway, and the cost of adding other employees with different skills.

Cash expenditures are estimated at $120 million, $80 million, and $35 million in 1995, 1996, and 1997, respectively. Incremental capital expenditures related to the restructuring program approximated $5 million for the first quarter 1995. These items have been recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation anticipates total incremental capital expenditures of approximately $60 million over the remaining life of the program.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS


Comparison of quarter ended March 31, 1995 vs. quarter ended March 31, 1994

Revenues and Sales

Local service revenues increased $5.4 million, or 3.6%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.3% to approximately 2,025,000 at March 31, 1995 from approximately 1,979,000 at March 31, 1994. Also contributing to the increase in local service revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due mainly to increased rates effective January 1995.

Network access revenues generated primarily from interstate and intrastate services increased $4.7 million, or 5.4%. Interstate access revenues increased $2.5 million due primarily to an increase in interstate minutes of use of approximately 5%. Partially offsetting the impact of the increase in minutes of use was a decrease in interstate access tariff rates implemented on July 1, 1994, in accordance with The Southern New England Telephone Company's ("Telephone Company") 1994 annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $2.2 million due mainly to an increase in intrastate minutes of use.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $9.9 million, or 12.5%. Toll message revenues decreased $7.1 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 4.5% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $2.2 million due primarily to lower message volumes resulting from the shift to lower priced services and the impact of competition.

Sales and other revenues increased $19.8 million, or 32.6%.
Sales and other revenues include: revenues from the Corporation's non-telephone businesses; billing and collections, and other non-access services rendered on behalf of interexchange carriers; provision for the Telephone Company's uncollectible accounts receivable; and miscellaneous revenues. Sales of cellular operations increased $8.3 million, or 39.0%, net of cellular intercompany amounts. This increase was due mainly to significant growth in the number of customers from approximately 97,000 as of March 31, 1994 to 181,000 as of March 31, 1995 as a
result of competitive marketing and pricing strategies. In addition, sales of SNET America, a reseller of interstate and international long-distance service to Connecticut customers, increased as a result of continued growth in the customer base. Other non-access services rendered on behalf of interexchange carriers and lower provision for uncollectible accounts receivable for the Telephone Company's residence, business and directory customers also contributed to the increase in other revenues.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Comparison of quarter ended March 31, 1995 vs. quarter ended March 31, 1994

Operating and Maintenance

Operating and maintenance expenses increased $16.2 million, or 6.9%. Employee-related costs, including wages and employee-benefit costs, represent a significant portion of these expenses. The remainder of these costs is comprised primarily of cost of goods sold and general and administrative expenses, specifically marketing.

The Corporation's employee-related costs increased approximately $6 million due primarily to a 5.0% wage rate increase for bargaining-unit employees effective October 1994 in accordance with the 1992 CUTW contract, and to a lesser extent, an average 4.0% salary increase for management employees effective April 1994. Also contributing to the increase in employee-related costs was an increase in overtime payments and higher incentive-based accruals. The impact of a 1.6% decrease in the average work force partially offset these increases. Cost savings associated with the restructuring program are anticipated to continue in 1995 as additional employee separations are expected to occur as a result of the early-out option available to bargaining-unit employees during July 1995.

The Corporation's operating and maintenance expenses, excluding employee-related costs, increased approximately $10 million. Specifically, cellular operations experienced increased expenses of approximately $12 million due to costs associated with an expanding customer base. Also contributing to the higher expenses was the Corporation's increased marketing and operating efforts associated with SNET America and multimedia technology. Partially offsetting these increases was a decrease in Telephone Company expenses due primarily to cost-containment efforts in areas such as contract services and publishing.

Depreciation and Amortization

Depreciation and amortization expense increased $2.7 million, or 3.4%. This increase was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the Connecticut Department of Public Utility Control ("DPUC"), effective January 1, 1995. Investments in telecommunications property, plant and equipment, including wireless cell sites, also contributed to the increase.

Interest Expense

Interest expense decreased $1.8 million, or 9.1% due primarily to a decrease in average debt outstanding of approximately $134 million.

Income Taxes

The combined federal and state effective tax rate for the three months ended March 31, 1995 was 39.0% compared with 40.5% for the comparable period in 1994. The effective tax rate decreased due primarily to the recognition of an enacted state income tax credit based on personal property taxes paid on certain data processing equipment.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS
                             (Continued)

Comparison of balances as of March 31, 1995 vs. December 31, 1994

Accounts Receivable

Accounts receivable decreased $11.7 million due primarily to timing of cash collections of the Telephone Company's accounts receivable.

Prepaid taxes and other assets

Prepaid taxes and other assets increased $10.2 million due primarily to an increase in prepaid property taxes partially offset by a decrease in income taxes receivable. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1995. The prepaid property taxes will be amortized over the remainder of 1995. The receipt of an income tax refund resulted in a decrease in income taxes receivable.

Other current liabilities

Other current liabilities increased $21.7 million due primarily to an increase in accrued income taxes. The increase in accrued income taxes was a result of the timing of 1995 income tax payments coupled with no income tax accrual as of December 31, 1994 as an income tax refund was expected in the first quarter 1995.

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $146.3 million during the three months ended March 31, 1995 as compared with $113.8 million during the three months ended March 31, 1994. The primary use of capital resources continued to be capital expenditures.

For the three months ended March 31, 1995, cash outlays relating to the Corporation's restructuring charge recorded in December 1993 amounted to $13.6 million. Substantially all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first quarter 1995. These expenditures were funded from cash flows from operations. Management currently anticipates that cash expenditures in connection with the restructuring program will approximate $120 million, $80 million, and $35 million in 1995, 1996 and 1997, respectively, and will be funded from operations.

The Corporation's ratio of debt to total capitalization decreased to 50.0% at March 31, 1995 compared with 51.0% at December 31,
1994. For the first quarter 1995, the Corporation's Board of Directors declared a dividend of $.44 per share.

Management believes that the Corporation has adequate internal and external resources to finance the anticipated requirements of business development. Capital additions, restructuring costs, dividends and maturing debt are expected to be funded primarily with cash from operations during 1995. The Corporation also has access to external resources including lines of credit and long-term shelf registration commitments. The issuance of short- and long-term debt is expected during 1995 in order to fund the pending acquisitions of certain cellular properties [see Note 2].

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                               (Continued)

Competition

On May 26, 1994, Public Act 94-83 ("Act") was enacted providing a new regulatory framework for the Connecticut telecommunications industry. The Act, which took effect on July 1, 1994, represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local phone service currently provided primarily by the Telephone Company, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, including the Telephone Company's noncompetitive and emerging competitive services.

The DPUC has conducted, and is conducting, a number of proceedings in two phases to implement the Act. In the competitive phase the Department is addressing: local exchange service competition; universal service and lifeline program policy issues; unbundling of local exchange carriers' ("LECs") local networks; and reclassification of LECs' products and services into competitive, emerging competitive and noncompetitive categories. During the alternative regulation phase, also underway, the Telephone Company intends to submit to the DPUC an alternative regulation plan that will replace rate of return regulation with price regulation for non-competitive and emerging competitive services. The alternative regulation phase will also involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards.

Since the July 1, 1993 effective date of "10XXX" competition, over 50 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 25 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier ("PIC") capable switches no later than December 1, 1996. No balloting of customers is required. Although the DPUC ordered the Company to bear its proportionate share of the costs to deploy the dual PIC technology, the DPUC added the estimated 1996 average net toll revenue loss to the cost recovery formula. These costs will be recovered through an intrastate equal access rate element on the presubscribed lines of all carriers unless the Office of Consumer Counsel's December 7, 1994 Petition for Administrative Appeal to the Superior Court results in a change.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                              (Continued)

Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to major carriers and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines to provide creative options and flexible packages that meet and exceed customers' expectations. During the latter part of 1994 and the first quarter of 1995, the Telephone Company added several new discount calling plans to its existing High Volume Discount Toll service offering. These plans target specific customer segments and extend to them a discount and rate structure which addresses key business needs. Additionally, the Telephone Company, working with its affiliate SNET America, realigned its discount and rate structures to provide the Connecticut customer with a seamless toll service product line which includes a discount structure that can be applied to intrastate, interstate and international calling each and every month.

The Telephone Company expects to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis. The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace. The legislation and regulatory proceedings that flow from it should produce a telecommunications marketplace in Connecticut that, by providing equal opportunity to all competitors, will work to benefit Connecticut consumers.

Regulatory Matters

State Regulation Initiatives

On February 6, 1995, the DPUC established the criteria, information requirements and procedures to permit the reclassification of telecommunications products and services from noncompetitive to either emerging competitive or competitive based on the degree of competition.

On February 28, 1995, the DPUC defined the capabilities and qualities that, at a minimum, must be included in the basic telecommunications service offered by all providers of local service.

On March 15, 1995, the DPUC established regulations for market entry by both new entrants and existing firms who wish to add additional services to their certification.

On March 16, 1995, the DPUC ruled that local competition is consistent with the goals of the Act and that effective local competition requires the resolution of technical and operational issues, such as, unbundling and number portability, which will be addressed in other dockets.

On March 31, 1995, the DPUC concluded that the current provisioning responsibilities associated with universal service incurred by incumbent telephone companies must be extended to all local service providers. In addition, the DPUC required the mandatory establishment of a Lifeline Program and the establishment of a Universal Service Program, if needed, for high cost or geographically remote areas pending the completion of cost studies.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                                (Continued)

Federal Regulation Initiatives

The FCC adopted an interim plan for interstate access rates requiring the LECs to pass through to long-distance companies a greater share of cost savings. The interim plan allows LECs to chose from among three productivity factors (4.0%, 4.7% or 5.3%). These factors are an offset to inflation based on price increases allowed each year. If the 5.3% factor is chosen, no earnings are shared. If either the 4.7% or 4.0% factor is chosen, sharing begins at 12.25%. In addition, companies are required to reinitialize their price cap index on a 0.7% one-time downward basis for each year they elected the 3.3% factor up to a 2.8% maximum. The Telephone Company has maintained its selection of the 3.3% productivity factor each year since entering price caps in 1991. A further notice will be issued to address price cap changes to respond to competition.

On May 9, 1995, the Telephone Company filed its 1995 annual interstate access tariff filing under price cap regulation to become effective August 1, 1995. The Telephone Company elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, if approved by the FCC, is anticipated to decrease interstate network access revenues by approximately $10 million for the period August 1, 1995 to June 30, 1996. Management expects this decrease to be at least partially offset by increased demand.

On March 9, 1995, the Telephone Company made tariff filings with both the FCC and DPUC to establish rates for its market test of Video Dialtone ("VDT") trial service. Approval of these tariffs by the respective regulatory agencies will allow the Telephone Company to charge its customers for services in the West Hartford area and expanded trial area within Connecticut. The FCC recently limited its jurisdiction over VDT to the provision of transport video communications that have been transmitted over radio waves or across state lines. Consequently, the Telephone Company filed a state tariff for video-on-demand, enhanced pay-per-view and broadcast services. The Telephone Company's tariffs initially cover analog services based upon currently available technology. The Telephone Company intends to deploy digital equipment as soon as technically feasible and economically reasonable. The Telephone Company anticipates that its federal tariff will become effective on June 7, 1995 and its state tariff will take effect subsequent to hearings at the DPUC that begin in May 1995.

On April 28, 1995, the Telephone Company filed with the FCC an application to construct, operate, own, and maintain facilities used to provide commercial VDT service in the State of Connecticut. The proposed system, if approved, will be constructed over the next 15 years and will eventually reach all customers throughout the Telephone Company's service area.

On January 19, 1994, the Telephone Company filed suit in the U.S. District Court ("Court") in New Haven requesting the Court find that the Cable Communications Policy Act of 1984 violates the Telephone Company's First and Fifth Amendment rights. On April 28, 1995, the Court ruled in favor of the Telephone Company by allowing the Telephone Company to provide in-territory cable programming and to own more than 5% of any company that provides cable programming in its local service area.

Form 10-Q - Part I & II   Southern New England Telecommunications Corporation


             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS
                               (Continued)


Employee Relations

On April 21, 1995, a new labor contract was ratified by members of the CUTW. As a part of the new contract, a voluntary "early-out option" will be available to bargaining-unit employees during July 1995 and subsequent dates, when considered necessary, during the life of the contract. The early-out option offers additional incentives in the form of enhanced pension benefits. Bargaining-unit employees leaving under the offer will receive increased pensions of between 35% to 45%. CUTW members who remain with the Corporation will receive a 4.0% wage rate increase in January 1996 and a 3.0% wage rate increase in both January 1997 and January 1998. In addition, the contract also provides a sign-on bonus and health benefit and pension enhancements. The new agreement will be in effect until August 8, 1998 and will replace the existing contract which was scheduled to expire on August 5, 1995. The contract is intended to keep layoffs to a minimum while enabling the Corporation to position itself to meet increasing competition through downsizing efforts.


                    PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

       There were no material developments in the first quarter of 1995.


Item 6.  Exhibits and Reports on Form 8-K

   (b)   Reports on Form 8-K

       On January 25, 1995, the Corporation and the
       Telephone Company filed, separately, reports on Form 8-K, dated January 24, 1995, announcing the
       Corporation's 1994 financial results and the change in credit ratings by Standard and Poor's on the Corporation's senior unsecured debt to A+ from AA and commercial paper rating to A-1 from A-1+.

       On April 21, 1995, the Corporation and the
       Telephone Company filed, separately, reports on Form 8-K, dated April 20, 1995 announcing the
       Corporation's financial results for the first quarter of 1995.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                              SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                       Southern New England Telecommunications Corporation

May 9, 1995



                        /s/ J.A. Sadek
                            J.A. Sadek
                      Vice President and Comptroller