Form 10-K405/A
period 1994-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1995-06-08
CIK 790650

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
            (State or other            (I.R.S. Employer
            jurisdiction of            Identification
            incorporation or           Number)
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

Common stock-par value $1     New York and Pacific Stock Exchanges
per share

Rights to purchase common     New York and Pacific Stock Exchanges
stock (Currently traded with
common stock)

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



       SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

     Amendment No. 1 to Form 10-K for the Period Ended 12/31/94

                          Exhibit Index

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

Exhibit
Number

99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1994 (filed as Exhibit 99a to Form SE dated 6/7/94, File No. 1-9157).


99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1994 (filed as Exhibit 99b to Form SE dated 6/7/94, File No. 1-9157).






        Pursuant to the requirements of the Securities
     Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

          Southern New England Telecommunications Corporation
                           (Registrant)


                 BY           /s/ John A.Sadek
                                  John A. Sadek
                           Vice President and Comptroller


Date:  June 8, 1995