Form 10-Q
period 1995-06-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1995-08-10
CIK 790650

                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                              FORM 10-Q


  (Mark One)

  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the quarterly period ended June 30, 1995.



      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

  For the transition period from          to        .


  Commission File Number 1-9157


             SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
           (Exact name of registrant as specified in its charter)


                   Connecticut                 06-1157778
           (State or other jurisdiction       (I.R.S. Employer
            of incorporation or               Identification
            organization)                      Number)

           227 Church Street, New Haven, CT       06510
            (Address of principal executive     (Zip Code)
             offices)

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


      Common stock, par value $1.00 per share: 64,944,430 shares outstanding as of July 31, 1995

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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


           Condensed, Consolidated Statement of Income




                                                 (Unaudited)
                             For the 3 Months Ended   For the 6 Months Ended
                                    June 30,              June 30,
Dollars in Millions, Except      1995       1994       1995      1994
Per Share Amounts

Revenues and Sales
Local service                  $160.0     $154.3     $317.4    $306.3
Network access                   93.0       88.4      184.5     175.2
Intrastate toll                  66.5       75.9      135.6     154.9
Publishing                       45.5       45.7       90.1      90.4
Sales and other                  88.0       63.5      168.5     124.2
Total Revenues and Sales        453.0      427.8      896.1     851.0

Costs and Expenses
Operating and maintenance       265.8      237.5      517.4     472.9
Depreciation and amortization    83.6       81.3      167.0     162.0
Taxes other than income          14.3       14.4       27.8      28.6
Total Costs and Expenses        363.7      333.2      712.2     663.5

Operating Income                 89.3       94.6      183.9     187.5

Interest                         19.0       19.0       37.0      38.8

Income Before Income Taxes       70.3       75.6      146.9      148.7

Income taxes                     30.2       30.3       60.1       59.9

Net Income                     $ 40.1     $ 45.3     $ 86.8     $ 88.8

Weighted Average Common Shares
Outstanding (in thousands)     64,800     64,134     64,721     64,058


Earnings Per Share             $  .62     $  .71     $ 1.34     $ 1.39

Dividends Declared Per Share   $  .44     $  .44     $  .88     $  .88

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              Condensed, Consolidated Balance Sheet

 Dollars in Millions, Except Per Share       June 30, 1995      Dec. 31, 1994
 Amounts                                      (Unaudited)

 Assets
 Cash and temporary cash investments      $   14.5             $    6.7
 Cash, designated for cellular               455.6                  -
  acquisitions
 Total Cash and Cash Equivalents             470.1                  6.7
 Accounts receivable, net of allowance
  for uncollectibles of $30.0 and $29.8,     298.3                294.4
  respectively
 Materials, supplies and inventories          24.6                 26.4
 Prepaid publishing                           38.6                 39.0
 Deferred income taxes                       109.1                101.8
 Prepaid taxes and other assets               30.8                 29.4
 Total Current Assets                        971.5                497.7
 Property, plant, and equipment, at cost   4,446.7              4,372.6
 Less:  Accumulated depreciation           1,763.5              1,660.4
 Property, Plant and Equipment, net        2,683.2              2,712.2
 Deferred charges, leases and other assets   267.2                294.7
 Total Assets                             $3,921.9             $3,504.6

 Liabilities and Shareholders' Equity
 Debt maturing within one year            $   44.9             $   39.6
 Short-term debt, financing for cellular     455.6                  -
  acquisitions
 Accounts payable and accrued expenses       182.3                205.1
 Restructuring charge - current              162.0                145.5
 Advance billings and customer deposits       57.5                 56.7
 Accrued compensated absences                 36.7                 36.8
 Other current liabilities                    84.4                 84.6
 Total Current Liabilities                 1,023.4                568.3
 Long-term debt                              908.8                952.1
 Deferred income taxes                       378.2                375.0
 Postretirement benefits other than          308.2                308.2
  pension
 Restructuring charge - long-term             66.7                119.4
 Unamortized investment tax credits           39.4                 42.9
 Other liabilities and deferred credits      197.6                185.8
 Total Liabilities                         2,922.3              2,551.7
 Common stock; $1.00 par value;
  300,000,000 shares authorized;
  67,581,263 and 67,264,435 issued,           67.6                 67.3
  respectively
 Proceeds in excess of par value             687.9                677.8
 Retained earnings                           412.2                381.8
 Less:  Treasury stock; 2,758,512           (104.7)              (104.7)
         shares, at cost
        Unearned compensation related        (63.4)               (69.3)
         to ESOP
 Total Shareholders' Equity                  999.6                952.9
 Total Liabilities and Shareholders'      $3,921.9             $3,504.6
  Equity

 The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


         Condensed, Consolidated Statement of Changes In
                      Shareholders' Equity

                                              (Unaudited)
                                      For the 3 Months      For the 6 Months
                                      Ended June 30,        Ended June 30,
Dollars in Millions                     1995     1994        1995     1994

Common Stock, Par Value
Balance at Beginning of Period       $  67.4  $  66.8     $  67.3   $  66.6
Common shares issued:
   Dividend reinvestment plan             .1       .1          .2        .2
   Savings and incentive plans            .1      -            .1        .1
Balance at End of Period             $  67.6  $  66.9     $  67.6   $  66.9

Proceeds in Excess of Par Value
Balance at Beginning of Period       $ 682.8  $ 661.9     $ 677.8   $ 656.7
Common shares issued, at market:
   Dividend reinvestment plan            3.6      3.9         7.4       7.6
   Savings and incentive plans           1.5       .4         2.7       1.9
Balance at End of Period             $ 687.9  $ 666.2     $ 687.9   $ 666.2

Retained Earnings
Balance at Beginning of Period       $ 400.4  $ 331.4     $ 381.8   $ 315.7
Net income                              40.1     45.3        86.8      88.8
Dividends declared                     (28.6)   (28.2)      (57.0)    (56.4)
Tax benefit of dividends declared
 on unallocated shares held in ESOP       .3       .3          .6        .7
Balance at End of Period             $ 412.2  $ 348.8     $ 412.2   $ 348.8

Treasury Stock
Balance at Beginning and End of      $(104.7) $(104.7)    $(104.7)  $(104.7)
 Period

Unearned Compensation Related To
 Employee Stock Ownership Plan
Balance at Beginning of Period       $ (66.9) $ (77.8)    $ (69.3)  $ (79.7)
Reduction of ESOP debt                   -        -           7.1       6.6
ESOP earned compensation accrual         3.5      4.4        (1.2)      (.3)
Balance at End of Period             $ (63.4) $ (73.4)    $ (63.4)  $ (73.4)

Total Shareholders' Equity           $ 999.6  $ 903.8     $ 999.6   $ 903.8

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

         Condensed, Consolidated Statement of Cash Flows

                                                (Unaudited)
                                          For the Six Months Ended
                                                    June 30,
Dollars in Millions                          1995           1994

Operating Activities
Net income                                 $ 86.8         $ 88.8
Adjustments to reconcile net income to
 cash provided by operating activities:
   Depreciation and amortization            167.0          162.0
   Effect of business restructuring         (36.2)         (31.6)
   Change in operating assets and            (7.2)         (44.3)
    liabilities, net
   Other, net                                12.1           16.9
Net Cash Provided by Operating Activities   222.5          191.8

Investing Activities
 Cash expended for capital additions        (164.9)       (126.3)
 Repayment of loan made to ESOP                 .5            .4
 Other, net                                   34.8           6.8
Net Cash Used by Investing Activities      (129.6)        (119.1)

Financing Activities
 Net proceeds of short-term debt             464.0          30.0
 Repayments of long-term debt                (44.4)       (252.3)
 Cash dividends                              (49.1)        (48.5)
 Other, net                                     -            (.1)
Net Cash Provided (Used) by Financing       370.5         (270.9)
 Activities

Increase (decrease) in cash and cash        463.4         (198.2)
 equivalents

Cash and cash equivalents at beginning        6.7          224.8
 of period

Cash and Cash Equivalents at End of        $470.1          $26.6
 Period

Income Taxes Paid                           $33.6          $58.5

Interest Paid                               $38.7          $46.3

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

  Note 1: Financial Data on Subsidiaries

  Selected financial data on the Corporation's subsidiaries is summarized as follows:

                           For the 3 Months Ended   For the 6 Months Ended
                                   June 30,               June 30,
  Dollars in Millions          1995      1994          1995     1994

  Revenues and Sales:
 The Southern New England
  Telephone Company           $374.0    $371.1        $748.0   $740.5
 Cellular operations(1)         33.6      23.3          63.2     44.6
 SNET Diversified Group,
  Inc. (2)                      27.4      24.7          54.0     49.3
 SNET Real Estate, Inc.          7.2       3.3          10.2      6.5
 All others (3)                 10.8       5.4          20.7     10.1
Total                         $453.0    $427.8        $896.1   $851.0

 Operating Earnings
  (Loss) (4) :
 The Southern New England
  Telephone Company          $ 164.7   $ 167.6       $ 341.0  $ 327.5
 Cellular operations(1)          1.2       5.5           (.3)     9.9
 SNET Diversified Group,
  Inc. (2)                      (2.3)     1.6           (1.4)     4.2
 SNET Real Estate, Inc.          6.7      2.4            9.3      4.8
 All others  (3)                 2.6     (1.2)           2.3      3.1
  Total (5)                  $ 172.9  $ 175.9        $ 350.9  $ 349.5

  (1) Cellular operations consist of the Corporation's wholesale and retail cellular businesses, SNET Cellular, Inc. ("Cellular") and SNET Mobility, Inc., net of cellular intercompany amounts.
  (2) SNET Diversified Group, Inc. includes results of Business Communications, SNET Premium Services and Multi-Media Services.
  (3)  All others include SNET America, Inc.("SNET America"), SNET
       Paging, Inc. ("Paging") and Parent Company operations.
  (4) Represents earnings (loss) before interest, taxes, depreciation and amortization. Operating earnings (loss) is not a generally accepted accounting principle measurement. Management provides this measurement for informational purposes only.
  (5) Operating earnings (loss), normalized to exclude special items, is $181.2 million and $359.2 million for the 3 month and 6 month periods ended June 30, 1995, respectively. Special items include:
       an $11.0 million before-tax charge for litigation matters recorded by The Southern New England Telephone Company ("Telephone Company");
       a $1.4 million before-tax charge for state tax adjustments recorded by the Parent Company; and a $4.1 million before-tax gain on the sale of real estate recorded by SNET Real Estate, Inc.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 2:  Acquisitions and Sale of Certain Assets

In July 1995, Cellular purchased from Bell Atlantic Corporation, NYNEX Corporation and Richmond Telephone Company, for approximately $456 million in aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in Springwich Cellular Limited Partnership ("Springwich"). Since the acquisition date, Cellular and SNET Springwich, Inc. a wholly-owned subsidiary of Cellular, together hold a 98.6% partnership interest in Springwich. In total, these acquisitions expanded Cellular's service area by 70% or approximately 2.3 million POPS (population equivalents) along the Boston to New York corridor.

The acquisitions were financed with approximately $456 million of short-term debt issued in June 1995. It is expected that the short-term debt will be replaced with medium-term debt in the third quarter of 1995. The acquisitions were accounted for under the purchase method. Accordingly, the operating results of the cellular properties and the increased interest in Springwich will be included in the consolidated financial statements subsequent to the acquisition date.

Cellular  licenses, customer lists and goodwill of  approximately
$424 million, arising from these acquisitions, will be amortized using the straight-line method over a period of up to 40 years.

Assuming  the acquisitions were completed as of the beginning  of the  periods presented, unaudited pro forma consolidated  results of operations are as follows:
                                                 For the 6 Months Ended
                                                        June 30,
Dollars in Millions, Except Per Share Amounts      1995           1994

Revenues and Sales                               $917.5         $869.4
Income Before Income Taxes                       $129.0         $131.2
Net Income                                       $ 76.3         $ 78.5
Earnings Per Share                               $ 1.18         $ 1.22

On  June  30,  1995, Paging and TNI Associates, Inc. ("TNIA"),  a
wholly-owned  subsidiary  of  Paging,  completed  the   sale   of
substantially all of the network assets of Paging and TNIA, including wireless messaging network transmitters, switches, and operating frequencies, as well as all reseller accounts and TNIA's retail accounts, to Paging Network of New York, Inc. Paging will retain its retail accounts and will continue, as a reseller, to market paging services under its Page 2000[R] brand name.

Note 3:  Income Taxes

In the second quarter of 1995, new state income tax rates were signed into law to accelerate the reduction of rates originally enacted in 1993. The current state income tax rate of 11.25% will gradually decrease to 7.5% in 2000. For the three month and six month periods ended June 30, 1995, income taxes included a provision to adjust deferred tax balances for the effect of the change in state income tax rates.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 4:  Restructuring Charge

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

The original 1993 restructuring charge and costs incurred during 1994 are summarized as follows:

                               Balance at     Costs incurred      Balance at
Dollars in Millions         Dec. 31, 1993        during 1994   Dec. 31, 1994

Employee separation costs       $170.0             $41.8            $128.2
Process and systems              145.0              35.0             110.0
 reengineering
Exit and other costs              40.0              13.3              26.7
Total                           $355.0             $90.1            $264.9

The Corporation incurred restructuring costs in 1995 as follows:

                                     For the 3 Months      For the 6 Months
Dollars in Millions                Ended June 30, 1995   Ended June 30, 1995

Employee separation costs                  $  2.2            $  5.0
Process and systems reengineering            20.2              33.9
Exit and other costs                         (3.0)             (2.7)
Total Costs Incurred                        $19.4             $36.2

Costs incurred for employee separations included payments for severance, unused compensated absences, health care continuation and employee retraining. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included primarily a non-cash adjustment of approximately $3 million in connection with the completed sale of substantially all of the assets of Paging and TNIA [see Note 2]. The adjustment reduced the total non-cash charge recorded in 1994 for exiting the paging network business to approximately $9 million.

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

As of June 30, 1995, approximately 1,010 employees (630 management and 380 bargaining-unit employees, or 17.6% and 5.5% of the respective total workforce at the inception of the restructuring program) had left the Corporation under severance plans and retirement incentives under the restructuring program. On April 21, 1995, the Connecticut Union of Telephone Workers ("CUTW") ratified a new contract which includes a voluntary "early-out offer" available to bargaining-unit

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 4:  Restructuring Charge (continued)

employees [see Employee Relations]. The early-out offer provides enhanced pension benefits by adding six years to the age and the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The
employees  will  also  have  the  option  to  select  a   pension
distribution  method  (e.g.   lump  sum,  monthly  pension  or  a
combination  of  both) at the time of separation.   Approximately
2,700 bargaining-unit employees, or 40.7% of the total bargaining-unit workforce, accepted the early-out offer available during July 1995. The majority of the employee separations are expected to occur in the latter half of 1995. In certain cases, the Corporation may stagger separation dates through June 1996 to ensure that service to customers will not be adversely affected.

Expected accumulated savings are dependent on the timing and mix of total employee separations and, based on original projections, are estimated to be $60 million, $90 million, and $110 million for 1995, 1996, and 1997, respectively. As a result of higher than expected response to the early-out offer, these estimated savings are currently being reassessed. Management continues to expect that savings will be substantially offset by costs related to the growth in business, the construction of I-SNET, a statewide information superhighway, and the cost of adding other employees with different skills.

Cash expenditures for the restructuring program are estimated to be $120 million, $85 million, and $35 million in 1995, 1996, and 1997, respectively. The early-out offer will be funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $12 million for the first six months of 1995. These items have been recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $60 million over the remaining life of the program.

In order to maintain quality customer service while at the same time reengineer the business, the 1993 restructuring program is expected to extend into 1997, rather than be completed by 1996 as originally intended. It is also possible that shifts within reserve categories may occur. In addition, as a result of higher than expected response to the early-out offer, total employee separations under the restructuring program are expected to increase to approximately 3,800 employees from the original estimate of 2,500 employees. Management is in the process of evaluating whether an additional provision for employee separations is required. A final determination is expected to be made in the fourth quarter of 1995 when the majority of the affected employees are actually separated.

Note 5:  Litigation

On June 14, 1995, a U.S. District Court decision was issued in favor of the Department of Labor against the Corporation and the Telephone Company. The decision held that the Corporation and the Telephone Company violated certain sections of the Fair Labor Standards Act and were liable for back wages and liquidating damages. A decision assessing the exact amount to be paid to employees is pending. The Corporation and the Telephone Company are appealing this decision. The Telephone Company has recorded a liability of $11.0 million as its anticipated cost of total damages for this and other litigation matters, which was charged to operating and maintenance expenses in the second quarter of 1995.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of quarter ended June 30, 1995 vs. quarter ended June 30, 1994

Results of Operations

The Corporation's consolidated net income decreased 11.5% to $40.1 million or $0.62 per share. Net income included the impact of three items: a $6.3 million after-tax or $0.10 per share charge resulting from a court ruling on the Telephone Company's labor practices and other litigation matters; a $3.6 million after-tax or $0.06 per share charge for state tax adjustments; and a $2.4 million after-tax or $0.04 per share gain on the sale of real estate. Excluding these three items, net income would have increased 5.1% to $47.6 million or $0.74 per share.

Revenues and Sales

Local service revenues increased $5.7 million, or 3.7%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,041,000 at June 30, 1995 from approximately 1,984,000 at June 30, 1994. Also contributing to the increase in local service revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues generated primarily from interstate and intrastate services increased $4.6 million, or 5.2%. Interstate access revenues increased $1.9 million due primarily to an increase in interstate minutes of use of approximately 3%. Partially offsetting the impact of the increase in minutes of use was a decrease in interstate access tariff rates implemented on July 1, 1994, in accordance with the Telephone Company's 1994 annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $2.7 million due primarily to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $9.4 million, or 12.4%. Toll message revenues decreased $7.3 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.2% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $1.4 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Sales and other revenues, which include sales primarily from the Corporation's non-telephone businesses, increased $24.5 million, or 38.6%. Sales of cellular operations increased $10.3 million, or 44.2%, net of cellular intercompany amounts, due mainly to strong growth of 80.5% in the customer base as a result of competitive marketing and pricing strategies. In addition, sales of SNET America, a reseller of interstate and international long-distance services to Connecticut customers, increased as a result of continued growth in the customer base.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of quarter ended June 30, 1995 vs. quarter ended June 30, 1994

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and employee-benefit
costs.   Cost  of  goods  sold  and  general  and  administrative
expenses, including marketing, represent the remaining portion of
these   expenses.   On  a  consolidated  basis,   operating   and
maintenance   expenses  increased  $28.3   million,   or   11.9%.
Excluding an $11.0 million before-tax charge resulting primarily from a court ruling on the Telephone Company's labor practices, operating and maintenance expenses increased $17.3 million, or 7.3%.

The Telephone Company's operating and maintenance expenses, excluding the litigation charge, decreased $5.2 million or 2.7%.
Excluding   employee-related  costs,  operating  and  maintenance
expenses decreased approximately $7 million due primarily to cost-containment efforts in areas such as contract services and publishing. Partially offsetting the decrease was an increase in
employee-related  costs  of  approximately  $2   million.    This
increase  was primarily attributable to a 5.0% wage rate increase
for   bargaining-unit  employees  effective   October   1994   in
accordance with the 1992 CUTW contract.

The non-telephone businesses' operating and maintenance expenses increased $22.5 million or 47.3%. Excluding employee-related costs, cellular operations experienced increased expenses of approximately $14 million due to costs associated with an
expanding  customer base, including additional  marketing.   Also
contributing to the higher expenses were increased marketing and operating efforts associated with SNET America and the multimedia
trial.   Employee-related  costs of the non-telephone  businesses
increased approximately $2 million as a result of wage increases previously mentioned and increases in the average workforce, particularly in the cellular and long-distance areas.

Depreciation and Amortization

Depreciation and amortization expense increased $2.3 million, or 2.8%. This increase was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the Connecticut Department of Public Utility Control ("DPUC"), effective January 1, 1995. Higher levels of property, plant and equipment, including wireless cell sites, also contributed to the increase.

Income Taxes

The combined federal and state effective tax rate for 1995 was 43.0% compared with 40.1% for 1994. Income taxes in 1995 included a provision to adjust deferred tax balances for the change in the enacted state income tax rate. The current state income tax rate of 11.25% will gradually decrease to 7.5% in 2000. The new state income tax rates accelerate the reduction of rates originally enacted in 1993. The increase was partially offset by the recognition of an state income tax credit related to personal property taxes paid on certain data processing equipment.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of six months ended June 30, 1995 vs. six months ended June 30, 1994

Results of Operations

The Corporation's consolidated net income decreased 2.3% to $86.8 million or $1.34 per share. Net income included the impact of three items: a $6.3 million after-tax or $0.10 per share charge resulting from a court ruling on the Telephone Company's labor practices and other litigation matters; a $3.6 million after-tax or $0.06 per share charge for state tax adjustments; and a $2.4 million after-tax or $0.04 per share gain on the sale of real estate. Excluding these three items, net income would have increased 6.2% to $94.3 million or $1.46 per share.

Revenues and Sales

Local service revenues increased $11.1 million, or 3.6%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,041,000 at June 30, 1995 from approximately 1,984,000 at June 30, 1994. Also contributing to the increase in local service revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues generated primarily from interstate and intrastate services increased $9.3 million, or 5.3%. Interstate access revenues increased $4.4 million due primarily to an increase in interstate minutes of use of approximately 4%. Partially offsetting the impact of the increase in minutes of use was a decrease in interstate access tariff rates implemented on July 1, 1994, in accordance with the Telephone Company's 1994 annual FCC filing under price cap regulation. In addition, intrastate access revenues increased $4.9 million due primarily to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $19.3 million, or 12.5%. Toll message revenues decreased $14.3 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.8% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $3.6 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Sales and other revenues, which include sales primarily from the Corporation's non-telephone businesses, increased $44.3 million, or 35.7%. Sales of cellular operation increased $18.6 million, or  41.7%,  net of cellular intercompany amounts, due  mainly  to strong growth of 80.5% in the customer base as a result of competitive marketing and pricing strategies. The customer base is expected to increase significantly as a result of the acquisitions of cellular properties in the beginning of July 1995. Sales of SNET America, a reseller of interstate and international long-distance services to Connecticut customers, also increased as a result of continued growth in the customer base.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


Comparison of six months ended June 30, 1995 vs. six months ended June 30, 1994

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and employee-benefit
costs.   Cost  of  goods  sold  and  general  and  administrative
expenses, including marketing, represent the remaining portion of
these   expenses.   On  a  consolidated  basis,   operating   and
maintenance expenses increased $44.5 million, or 9.4%. Excluding an $11.0 million before-tax charge resulting primarily from a court ruling on the Telephone Company's labor practices, operating and maintenance expenses increased $33.5 million, or 7.1%.

The Telephone Company's operating and maintenance expenses, excluding the litigation charge, decreased $16.4 million or 4.3%. Excluding employee-related costs, operating and maintenance expenses decreased approximately $19 million due primarily to cost-containment efforts in areas such as contract services and publishing. Partially offsetting the decrease was an increase in employee-related costs of approximately $3 million. This increase was primarily attributable to a 5.0% wage rate increase for bargaining-unit employees effective October 1994 in accordance with the 1992 CUTW contract, and to a lesser extent, an average 4.0% salary increase for management employees effective April 1994. Also contributing to the increase in employee-related costs was an increase in overtime payments. The impact of a 1.7% decrease in the average work force partially
offset  these  increases.   Cost  savings  associated  with   the
restructuring program are anticipated to continue as additional employee separations are expected to occur in the latter half of 1995 [see Note 4].

The non-telephone businesses' operating and maintenance expenses increased $49.9 million or 57.3%. Excluding employee-related costs, cellular operations experienced increased expenses of approximately $27 million due to costs associated with an expanding customer base including additional marketing. Also contributing to the higher expenses were increased marketing and operating efforts associated with SNET America and the multimedia trial. Employee-related costs of the non-telephone businesses increased approximately $3 million as a result of wage increases previously mentioned and increases in the average workforce, particularly in the cellular and long-distance areas.

Depreciation and Amortization

Depreciation and amortization expense increased $5.0 million, or 3.1%. This increase was due primarily to revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the DPUC, effective January 1, 1995. Higher levels of property, plant and equipment, including wireless cell sites, also contributed to the increase. Amortization expense is expected to include an increase of approximately $10 million in the second half of 1995 when compared to the same period in 1994 primarily as a result of the amortization of intangible assets associated with the acquisitions discussed in Note 2.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of six months ended June 30, 1995 vs. six months ended June 30, 1994

Interest Expense

Interest expense decreased $1.8 million, or 4.6% due primarily to a decrease in average debt outstanding of approximately $92 million. Interest expense is expected to include an increase of approximately $16 million in the second half of 1995 when compared to the same period in 1994 primarily as a result of the financing of the acquisitions discussed in Note 2.

Income Taxes

The combined federal and state effective tax rate for 1995 was 40.9% compared with 40.3% for 1994. Income taxes in 1995 included a provision to adjust deferred tax balances for the change in the enacted state income tax rate. The current state income tax rate of 11.25% will gradually decrease to 7.5% in 2000. The new state income tax rates accelerate the reduction of rates originally enacted in 1993. The increase was partially offset by the recognition of an state income tax credit related to personal property taxes paid on certain data processing equipment.

Comparison of balances as of June 30, 1995 vs. December 31, 1994

Deferred Charges, Leases and Other Assets

Deferred charges, leases and other assets decreased $27.5 million due primarily to the disposition of intangible assets, associated with the sale of paging assets [see Note 2], and a decrease in the Telephone Company's regulatory asset due primarily to the change in state income tax rates.

Accounts Payable and Accrued Expenses

Accounts payable decreased $22.8 million due primarily to the timing of payments of accounts payable.

Other Liabilities and Deferred Credits

Other  liabilities and deferred credits increased  $11.8  million
due   primarily  to  an  increase  in  the  Telephone   Company's
regulatory liability. This increase was primarily the result of the change in state income tax rates.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $222.5 million during the six months ended June 30, 1995 as compared with $191.8 million during the six months ended June 30, 1994. The primary use of corporate funds continued to be capital expenditures.

For the six months ended June 30, 1995, cash outlays related to the Corporation's restructuring charge recorded in December 1993 amounted to $34.5 million. Substantially all of the expenditures related to incremental costs incurred for executing numerous
reengineering  programs during the first  half  of  1995.   These
expenditures  were  funded  from  cash  flows  from   operations.
Management   anticipates that cash expenditures for the restructuring
program will approximate $120 million, $85 million, and $35 million in 1995, 1996, and 1997, respectively, and will be funded from operations. The early-out offer will be funded primarily by the pension and postretirement plans.

The Corporation's ratio of debt to total capitalization increased to 58.5% at June 30, 1995 compared with 51.0% at December 31, 1994. The increase in the debt ratio is primarily due to the issuance of short-term debt of $464.0 million, of which $455.6 million was issued to acquire the cellular properties discussed in Note 2. The repayment of long-term debt of $44.4 million partially offset the increase in short-term debt. For the second quarter of 1995, the Corporation's Board of Directors declared a dividend of $0.44 per share.

The Corporation maintained bank lines of credit to facilitate the
issuance   of   commercial  paper.   As  part  of  these   credit
facilities, the Corporation has obtained a contractual commitment to $570.0 million in lines of credit provided by a syndicate of
banks.   As  of  June  30,  1995, the  entire  $570.0  million  was available.

In July 1995, the Corporation filed a shelf registration statement with the SEC to sell up to $470.0 million in medium-term notes. The notes are expected to be issued in the third quarter of 1995 and the proceeds will be used to establish permanent financing of the acquisitions discussed in Note 2.

Management believes that the Corporation has adequate internal and external resources to finance the anticipated requirements of business development. Capital additions, restructuring costs, dividends and maturing debt are expected to be funded primarily with cash from operations during 1995. The Corporation also has access to external resources including lines of credit and long-term public financing.

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

Form  10-Q  - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

The DPUC has conducted, and is conducting, a number of proceedings, in two phases, to implement the Act. In the competitive phase, the DPUC is addressing competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of local exchange carriers' ("LECs") local networks; and reclassification of LECs' products and services into competitive, emerging competitive and noncompetitive categories. During the alternative regulation phase, also underway, the Telephone Company submitted to the DPUC on June 19, 1995 an alternative regulation plan that will replace rate of return regulation with price regulation for non-competitive and emerging competitive services. The plan also indicates that the Telephone Company will not increase the price of local service before 1998. In addition, the alternative regulation phase will involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards.

At this time, two telecommunication providers have been granted certificate of public convenience and necessity for local service. Two additional applications are pending before the DPUC. Local service competition is expected to begin by the end of 1995 under the framework resulting from the state regulation initiatives discussed below.

Since the July 1, 1993 effective date of "10XXX" competition, over 65 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 35 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange carrier capable switches no later than December 1, 1996.

Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services primarily to residential customers. In response to major carriers and other competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines. During the latter part of 1994 and the beginning of 1995, the Telephone Company added several new discount calling plans to its existing High Volume Discount Toll service offering. Additionally, the Telephone Company, working with its affiliate SNET America, realigned its discount and rate structures to provide the Connecticut customer with a seamless toll service product line which includes a discount structure that can be applied to intrastate, interstate and international calling each month.

Management expects to see continued movement toward a fully competitive telecommunications marketplace, both on an interexchange and intraexchange basis. The Telephone Company's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace. The Act and regulatory proceedings that flow from it should produce a telecommunications marketplace in Connecticut that, by providing equal opportunity to all competitors, will work to benefit Connecticut consumers.

Form  10-Q  - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations
Regulatory Matters

State Regulation Initiatives

On June 15, 1995, the Telephone Company filed a tariff with the DPUC to offer unbundled loops and ports and interconnection arrangements of loops and ports to certified local exchange providers ("CLECs"). These services provide CLECs with an opportunity to purchase individual local service functions to meet their local exchange certification requirements. A final
DPUC decision and offering is expected by the latter part of 1995.

On July 5, 1995, the Telephone Company filed a tariff with the DPUC to offer wholesale local service and certain related features. The service provides CLECs with an alternative to building facilities or constructing a ubiquitous network to meet their coverage obligations. A final DPUC decision and offering is expected by the latter part of 1995.

Federal Regulation Initiatives

The FCC adopted an interim plan in 1995 for interstate access rates requiring the LECs to adopt higher productivity targets into their rates. The interim plan requires LECs to chose from among three productivity factors (4.0%, 4.7% or 5.3%). These factors are subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time downward basis of 0.7% for each year they elected the 3.3% factor up to a 2.8% maximum. The Telephone Company has maintained its selection of the 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%. A further notice will be issued to address price cap changes to respond to competition.

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

On March 9, 1995, the Telephone Company filed proposed tariffs with both the FCC and DPUC to establish rates for its market test of Video Dialtone ("VDT") trial service. Approval of these tariffs by the respective regulatory agencies will allow the Telephone Company to charge its customers for services in the West Hartford area and expanded trial area within Connecticut. The FCC recently limited its jurisdiction over VDT to the provision of transport of video communications that have been transmitted over radio waves or across state lines. Consequently, the Telephone Company filed a state tariff for video-on-demand, enhanced pay-per-view and broadcast services originating within the state. The Telephone Company's tariffs initially cover analog services based upon currently available technology. The Telephone Company intends to deploy digital equipment when technically feasible and economically reasonable. On June 28, 1995, the DPUC approved the Telephone Company's tariff for the VDT trial service. FCC approval is expected in the latter part of 1995.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations


On April 28, 1995, the Telephone Company filed with the FCC an application to construct, operate, own, and maintain facilities used to provide commercial VDT service in the State of
Connecticut. The proposed system, if approved, would be constructed over the next 15 years and would eventually reach all customers throughout the Telephone Company's service area.

On January 19, 1994, the Telephone Company filed suit in the U.S. District Court ("Court") in New Haven requesting the Court find that the Cable Communications Policy Act of 1984 violates the Telephone Company's First and Fifth Amendment rights. On April 28, 1995, the Court ruled in favor of the Telephone Company, pending further court actions, by allowing the Telephone Company to provide in-territory cable programming and to own more than 5% of any company that provides cable programming in its local service area.

Effects of Regulatory Accounting

The Telephone Company gives accounting recognition to the actions of regulatory authorities where appropriate, as prescribed by Statement of Financial Accounting Standards ("SFAS") No. 71 "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Telephone Company records certain assets and liabilities because of actions of regulatory authorities. More significantly, amounts charged to operations for depreciation expense reflect estimated lives and methods prescribed by regulatory authorities rather than those consisting of useful and economic lives that might otherwise apply to unregulated enterprises. In the event that the Telephone Company no longer meets the criteria for following SFAS No. 71, the accounting impact to the Corporation would be an extraordinary non-cash charge to operations of a material amount. The Telephone Company continues to review the criteria set forth in SFAS No. 71 and has determined that the continuing application of the regulatory accounting standard is appropriate at this time.


Employee Relations

On April 21, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary "early-out offer" was available to bargaining-unit employees during July 1995 and subsequent dates, when considered necessary, during the life of the contract. The early-out offer provides additional incentives in the form of enhanced pension benefits. Bargaining-unit employees leaving under the offer will receive increased pensions of between 35% and 45%. CUTW members who remain with the Corporation will receive a 4.0% wage rate increase in January 1996 and a 3.0% wage rate increase in both January 1997 and January 1998. In addition, the contract also provides a sign-on
bonus  and  health  benefit and pension  enhancements.   The  new
agreement replaced the existing contract which was scheduled to expire on August 5, 1995 and will be in effect until August 8,
1998.   The  contract is intended to keep layoffs  to  a  minimum
while enabling the Corporation to position itself to meet increasing competition through downsizing efforts.

Form 10-Q - Part II   Southern New England Telecommunications Corporation

                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in the second quarter of 1995.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 10, 1995, the Corporation held its Annual Meeting of Shareholders ("Annual Meeting").

    (a) The following persons, having received the FOR votes set opposite their respective names, constituting in excess of a majority of the votes cast at the Annual Meeting for the election of Directors, were duly elected Class III Directors for a term of three years:

            Directors                 For         Withheld

         Richard H. Ayers          53,173,185        1,392,158
         Frank J. Connor           53,194,294        1,371,049
         Ira D. Hall               53,003,365        1,561,978
         Dr. Burton G. Malkiel     53,104,881        1,460,462
         Frank R. O'Keefe, Jr.     53,108,120        1,457,223

         The terms of office of the following Directors continued after the Annual Meeting: Dr. Frederick G. Adams, William F. Andrews, Zoe Baird, Robert L. Bennett, Dr. Barry M. Bloom, William R. Fenoglio, Dr. Claire L. Gaudiani, James R. Greenfield, Daniel J. Miglio.

    (b) Shareholders ratified the appointment of Coopers & Lybrand, L.L.P., as independent public accountants, to examine the consolidated financial statements of the Corporation for the current year ending December 31, 1995. The vote was 53,404,018 shares FOR and 751,268 shares AGAINST, with 410,057 shares abstaining.

    (c) Shareholders approved the establishment of the 1995 Stock Incentive Plan. The vote was 39,180,944 shares FOR and 9,623,737 shares AGAINST, with 1,208,783 shares abstaining and 4,551,879 broker non-votes.

Form 10-Q -  Part II  Southern New England Telecommunications Corporation



Item 6.  Exhibit and Reports on Form 8-K

     (a) Exhibit

         (27) Financial Data Schedule

     (b) Reports on Form 8-K

         On April 21, 1995, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated April 20, 1995 announcing the Corporation's financial results for the first quarter of 1995.

         On May 19, 1995, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated May 18, 1995, announcing that the Telephone Company gave notice of intent to file with the DPUC an application for approval of a plan for alternative regulation. The filing will also include financial data to enable the DPUC to conduct a financial review of the Telephone Company. The Telephone Company stated that it is not seeking to increase the price of local service.

         On July 5, 1995, the Corporation filed a report on Form 8-K, dated July 1, 1995, announcing the completion of the acquisitions of cellular properties that include all of the Rhode Island and the New Bedford, Massachusetts areas formerly owned by Bell Atlantic as well as the Pittsfield, Massachusetts market, 80 percent of which was owned by NYNEX, and the 16.1 percent interest that NYNEX held in a cellular partnership that serves all of Connecticut and the Springfield, Massachusetts area. The registrant also reached an agreement with the Richmond Telephone Company to purchase the remaining 20 percent of the Pittsfield market.

         On July 25, 1995, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated July 24, 1995 announcing the Corporation's financial results for the second quarter of 1995.

         On  August  3, 1995, the Corporation filed  a  report  on Form  8-K,
         dated  August  2,  1995  commenting  on   the estimated  impact  of
         recent developments on operating results including the acceptance of an early-out offer by 2,660 bargaining-unit employees and the acquisition of cellular properties on July 1, 1995. The impact of the early-out offer will not have a material impact on 1995 operating earnings and the 1993 restructuring charge may be
         adjusted in the fourth quarter  of  this year   when   the   costs
         of  the  current   offer   are definitively   known.   The  impact
         of   the   cellular acquisitions  will dilute 1995 earnings by
         approximately 12 percent.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

August 10, 1995



                        /s/ J. A. Sadek
                            J. A. Sadek
                   Vice President and Comptroller