Form 10-Q
period 1995-09-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1995-11-08
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC  20549
                                FORM 10-Q


(Mark One)

X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1995.



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


        Common stock, par value $1.00 per share: 65,094,144 shares outstanding as of October 31, 1995

Form 10-Q -Part I    Southern New England Telecommunications Corporation



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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


           Condensed, Consolidated Statement of Income





                                                (Unaudited)
                              For the 3 Months Ended  For the 9 Months Ended
                                   September 30,        September 30,
Dollars in Millions, Except       1995      1994      1995       1994
Per Share Amounts

Revenues and Sales
Local service                  $ 161.8   $ 156.0  $  479.2   $  462.3
Network access                    91.8      88.7     276.3      263.9
Intrastate toll                   66.4      72.8     202.0      227.7
Publishing                        45.6      44.6     135.7      135.0
Sales and other                  105.9      67.5     274.4      191.7
Total Revenues and Sales         471.5     429.6   1,367.6    1,280.6

Costs and Expenses
Operating and maintenance        279.6     236.0     797.0      708.9
Depreciation and amortization     88.3      81.6     255.3      243.6
Taxes other than income           14.7      13.9      42.5       42.5
Total Costs and Expenses         382.6     331.5   1,094.8      995.0

Operating Income                  88.9      98.1     272.8      285.6

Interest                          24.3      18.4      61.3       57.2

Income Before Income Taxes        64.6      79.7     211.5      228.4

Income taxes                      23.3      32.5      83.4       92.4

Net Income                      $ 41.3    $ 47.2   $ 128.1    $ 136.0

Weighted Average Common Shares
 Outstanding (in thousands)     64,957    64,271    64,800     64,130


Earnings Per Share              $  .64    $  .73   $  1.98    $  2.12

Dividends Declared Per Share    $  .44    $  .44   $  1.32    $  1.32

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


              Condensed, Consolidated Balance Sheet

Dollars in Millions, Except         September 30, 1995    December 31, 1994
Per Share Amounts                       (Unaudited)

Assets
Cash and temporary cash investments       $   25.7        $    6.7
Accounts receivable, net of allowance
 for uncollectibles of $32.1 and $29.8,      328.5           294.4
 respectively
Materials, supplies and inventories           25.3            26.4
Prepaid publishing                            37.4            39.0
Deferred income taxes                         62.8           101.8
Prepaid taxes and other assets                35.0            29.4
Total Current Assets                         514.7           497.7
Property, plant, and equipment, at cost    4,489.5         4,372.6
Less:  Accumulated depreciation            1,808.6         1,660.4
Property, Plant and Equipment, net         2,680.9         2,712.2
Intangible assets, net                       420.0            11.1
Deferred charges, leases and other assets    214.6           283.6
Total Assets                              $3,830.2        $3,504.6

Liabilities and Shareholders' Equity
Debt maturing within one year             $  191.6        $   39.6
Accounts payable and accrued expenses        206.8           205.1
Restructuring charge - current                51.8           145.5
Advance billings and customer deposits        60.5            56.7
Accrued compensated absences                  36.7            36.8
Other current liabilities                     90.8            84.6
Total Current Liabilities                    638.2           568.3
Long-term debt                             1,182.5           952.1
Deferred income taxes                        339.6           375.0
Postretirement benefits other than           308.2           308.2
 pension
Restructuring charge - long-term              18.6           119.4
Unamortized investment tax credits            37.7            42.9
Other liabilities and deferred credits       285.7           185.8
Total Liabilities                          2,810.5         2,551.7
Common stock; $1.00 par value;
 300,000,000 shares authorized;
 67,705,567 and 67,264,435 issued,            67.7            67.3
 respectively
Proceeds in excess of par value              691.9           677.8
Retained earnings                            425.3           381.8
Less:  Treasury stock; 2,758,512 shares,    (104.7)         (104.7)
         at cost
       Unearned compensation related to      (60.5)          (69.3)
         ESOP
Total Shareholders' Equity                 1,019.7           952.9
Total Liabilities and Shareholders'Equity $3,830.2        $3,504.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


         Condensed, Consolidated Statement of Changes In
                      Shareholders' Equity

                                               (Unaudited)
                                 For the 3 Months Ended  For the 9 Months Ended
                                     September 30,           September 30,
Dollars in Millions                  1995     1994           1995     1994

Common Stock, Par Value
Balance at Beginning of Period     $  67.6   $  66.9       $  67.3  $  66.6
Common shares issued:
   Dividend reinvestment plan           .1        .2            .3       .4
   Savings and incentive plans         -         -              .1       .1
Balance at End of Period           $  67.7   $  67.1       $  67.7  $  67.1

Proceeds in Excess of Par Value
Balance at Beginning of Period     $ 687.9   $ 666.2       $ 677.8  $ 656.7
Common shares issued, at market:
   Dividend reinvestment plan          4.0       3.7          11.4     11.3
   Savings and incentive plans         -          .9           2.7      2.8
Balance at End of Period           $ 691.9   $ 670.8       $ 691.9  $ 670.8

Retained Earnings
Balance at Beginning of Period     $ 412.2   $ 348.8       $ 381.8  $ 315.7
Net income                            41.3      47.2         128.1    136.0
Dividends declared                   (28.5)    (28.3)        (85.5)   (84.7)
Tax benefit of dividends declared
 on unallocated shares held in ESOP     .3        .4            .9      1.1
Balance at End of Period           $ 425.3   $ 368.1       $ 425.3  $ 368.1

Treasury Stock
Balance at Beginning and End of    $(104.7)  $(104.7)      $(104.7) $(104.7)
 Period

Unearned Compensation Related To
  Employee Stock Ownership Plan
Balance at Beginning of Period     $ (63.4)  $ (73.4)      $ (69.3) $ (79.7)
Reduction of ESOP debt                 4.0       3.6          11.1     10.2
ESOP earned compensation accrual      (1.1)      (.9)         (2.3)    (1.2)
Balance at End of Period           $ (60.5)  $ (70.7)      $ (60.5) $ (70.7)

Total Shareholders' Equity        $1,019.7   $ 930.6      $1,019.7  $ 930.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

         Condensed, Consolidated Statement of Cash Flows

                                                  (Unaudited)
                                             For the 9 Months Ended
                                                  September 30,
Dollars in Millions                           1995          1994

Operating Activities
Net income                                     $ 128.1       $ 136.0
Adjustments to reconcile net income to
 cash provided by operating activities:
   Depreciation and amortization                 255.3         243.6
   Restructuring payments                        (62.7)        (42.7)
   Change in operating assets and liabilities,    (5.2)        (19.1)
    net
   Other, net                                     27.3           4.1
Net Cash Provided by Operating Activities        342.8         321.9


Investing Activities
Purchase of cellular properties                 (455.6)          -
Cash expended for capital additions             (248.6)       (185.0)
Proceeds from asset sales                         65.1           2.7
Repayment of loan made to ESOP                      .9            .8
Other, net                                         3.7          18.9
Net Cash Used by Investing Activities           (634.5)       (162.6)

Financing Activities
Net proceeds from short-term debt                152.3           -
Proceeds from long-term debt                     300.0           -
Repayments of long-term debt                     (65.9)       (291.3)
Cash dividends                                   (73.4)        (72.8)
Other, net                                        (2.3)          (.1)
Net Cash Provided (Used) by Financing            310.7        (364.2)
  Activities

Increase (decrease) in cash and cash              19.0        (204.9)
  equivalents

Cash and cash equivalents at beginning             6.7         224.8
  of period

Cash and Cash Equivalents at End of Period     $  25.7       $  19.9

Income Taxes Paid                              $  63.6       $  79.5

Interest Paid                                  $  56.4       $  59.7

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 1:  Financial Data on Subsidiaries

Selected financial data on the Corporation's subsidiaries is summarized as follows:

                               For the 3 Months Ended   For the 9 Months Ended
                                      September 30,        September 30,
Dollars in Millions                  1995      1994       1995      1994

Revenues and Sales:
The Southern New England
 Telephone Company                  $384.0    $367.6     $1,132.0  $1,108.1
Cellular operations (1)               45.7      26.1        108.9      70.7
SNET Diversified Group, Inc. (2)      26.2      26.2         80.2      75.5
SNET Real Estate, Inc.                 1.7       3.1         11.9       9.6
All others (3)                        13.9       6.6         34.6      16.7
Total                               $471.5    $429.6     $1,367.6  $1,280.6

Operating Earnings (Loss) (4) :
The Southern New England
 Telephone Company                  $177.1    $163.6       $518.1    $491.1
Cellular operations (1)               (3.0)      6.6         (3.3)     16.5
SNET Diversified Group, Inc. (2)      (3.3)      3.8         (4.7)      8.0
SNET Real Estate, Inc.                 1.6       2.4         10.9       7.2
All others  (3)                        4.8       3.3          7.1       6.4
Total (5)                           $177.2    $179.7       $528.1    $529.2

(1) Includes the Corporation's wholesale and retail cellular businesses, SNET Cellular, Inc. ("Cellular") and SNET
    Mobility, Inc., net of cellular intercompany amounts.
(2) Includes Business Communications, SNET Premium Services and
    SNET Multi-Media Services ("Multi-Media").
(3) Includes SNET America, Inc. ("SNET America"), SNET Paging,
    Inc. ("Paging") and Parent Company operations.
(4) Represents earnings (loss) before interest, taxes, depreciation and amortization. Operating earnings (loss) is not a generally accepted accounting principle measurement. Management provides this measurement for informational purposes only.
(5) Operating earnings (loss), normalized to exclude special items, is $536.4 million for the 9 month period ended
    September 30, 1995. Special items include: an $11.0 million before-tax charge for litigation matters recorded by The
    Southern New England Telephone Company ("Telephone Company");
    a $1.4 million before-tax charge for state tax adjustments recorded by the Parent Company; and a $4.1 million before-tax gain on the sale of real estate recorded by SNET Real Estate, Inc.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 2:  Acquisitions and Sale of Certain Assets

In July 1995, Cellular purchased from Bell Atlantic Corporation, NYNEX Corporation and Richmond Telephone Company, for approximately $456 million in the aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in Springwich Cellular Limited Partnership ("Springwich"). Since the acquisition date, Cellular and SNET Springwich, Inc. a wholly-owned subsidiary of Cellular, together hold a 98.6% partnership interest in Springwich. In total, these acquisitions expanded Cellular's service area by 70% or approximately 2.3 million POPs (population equivalents) along the Boston to New York corridor.

The acquisitions were financed with approximately $456 million of short-term debt issued in June 1995. Short-term debt of $300 million was replaced with medium-term debt in the third quarter of 1995. The acquisitions were accounted for under the purchase method. Accordingly, the operating results of the cellular properties and the increased interest in Springwich are included in the consolidated financial statements subsequent to the acquisition date.

The following unaudited pro forma consolidated results of operations have been prepared assuming that the acquisitions were completed as of the beginning of the periods presented. It is based on historical information and does not necessarily reflect the actual results that would have occurred or the results which may occur in the future.
                                           For the 9 Months Ended
                                                September 30,
Dollars in Millions, Except Per              1995           1994
Share Amounts

Revenues and Sales                       $1,389.0       $1,309.9
Income Before Income Taxes               $  194.1       $  204.0
Net Income                               $  117.9       $  121.6
Earnings Per Share                       $   1.82       $   1.90

On June 30, 1995, Paging and TNI Associates, Inc. ("TNIA"), a wholly-owned subsidiary of Paging, completed the sale of substantially all of the network assets of Paging and TNIA, including wireless messaging network transmitters, switches, and operating licenses, as well as all reseller accounts and TNIA's retail accounts, to Paging Network of New York, Inc. Paging will retain its retail accounts and will continue, as a reseller, to market paging services under its Page 2000[R] brand name.

Note 3: Intangible Assets

As  of  September 30, 1995, intangible assets consisted primarily of cellular licenses, customer lists and goodwill of approximately
$425  million resulting from the cellular acquisitions completed in July 1995. The intangible assets are being amortized using the straight-line method, over periods ranging from 5 to 40 years. As of December 31, 1994, intangible assets consisted primarily of paging operating licenses which were sold on June 30, 1995 [see Note 2]. Accumulated amortization was $5.7 million and $3.7 million as of
September   30,   1995  and  December  31,  1994,   respectively.
Management periodically reviews the carrying value and lives of all intangible assets based on expected future operating results.

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

The original 1993 restructuring charge and costs incurred during 1994 are summarized as follows:

                               Balance at    Costs incurred       Balance at
Dollars in Millions         Dec. 31, 1993       during 1994    Dec. 31, 1994

Employee separation costs          $170.0             $41.8           $128.2
Process and systems re-             145.0              35.0            110.0
 engineering
Exit and other costs                 40.0              13.3             26.7
Total                              $355.0             $90.1           $264.9

In April 1995, the Corporation ratified a contract with the Connecticut Union of Telephone Workers ("CUTW") which included a
voluntary  "early-out offer"  [see Employee Relations].   The
early-out offer provided enhanced pension benefits by adding six years to the age and to the length of service of employees for purposes of determining pension and postretirement health care benefits eligibility. The employees also had the option to select a pension distribution method (e.g., lump-sum, monthly pension or a combination of both) at the time of separation. The early-out offer was available to the bargaining-unit work force during July 1995 and approximately 2,700 employees, or 40.7% of the total bargaining-unit work force, accepted the offer. As a result of the early-out offer, total employee separations under the restructuring program are expected to approximate up to 4,000 employees.

The enhanced pension and postretirement benefits under the early-out offer are expected (from now until June of 1996) to result in a total non-cash charge of approximately $78 million, net of settlement gains of approximately $100 million. In the third quarter of 1995, a non-cash net charge of $135 million was recorded. The charge included pension enhancements and curtailment losses of $154 million to reflect the acceptance of the early-out offer and settlement gains of $19 million to account for the estimated lump-sum pension payments made for employee separations during the third quarter. Future adjustments to the restructuring charge are expected to include a postretirement curtailment loss of $24 million and a settlement gain of $58 million in the fourth quarter of 1995 and a settlement gain of $23 million in the first half of 1996.

A summary of costs incurred in 1995 under the restructuring program is as follows:

                                   For the 3 Months          For the 9 Months
Dollars in Millions        Ended September 30, 1995  Ended September 30, 1995

Employee separation costs                    $137.0                    $142.0
Process and systems re-                        19.7                      53.6
 engineering
Exit and other costs                            1.6                      (1.1)
Total Costs Incurred                         $158.3                    $194.5

Form 10-Q - Part I  Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 4:  Restructuring Charge (con't)



Costs incurred for employee separations included payments for severance, unused compensated absences and health care continuation, as well as the non-cash net charge discussed previously. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included primarily a non-cash adjustment of approximately $3 million in connection with the completed sale of substantially all of the assets of Paging and TNIA [see Note 2]. The adjustment reduced the total non-cash charge recorded in 1994 for exiting the paging network business to approximately $9 million.

To date, the Telephone Company has implemented network operations, customer service, repair and support programs and developed new processes to substantially reduce the costs of business while significantly improving quality and customer service. The initial installation and ongoing development of these new integrated processes have enabled the Telephone Company to increase its responsiveness to customer specific needs and to eliminate certain current labor-intensive interfaces between the existing systems.

As of September 30, 1995, approximately 1,640 employees (715 management and 925 bargaining-unit employees, or 20.0% and 13.5% of the respective total work force at the inception of the restructuring program) left the Corporation under severance plans and retirement incentives. Of the total, approximately 520 bargaining-unit employees left under the early-out offer. Approximately 2,160 employees will leave under the early-out offer during the next three quarters (1,560 employees in the fourth quarter of 1995 and 600 employees in the first half 1996). The Corporation staggered separation dates through June 1996 to ensure that service to customers would not be adversely affected.

The Corporation anticipates savings of approximately $120 million from total employee separations since the inception of the restructuring program. These savings are net of costs of permanent and provisional employees filling core positions and positions in areas being reengineered. To date, savings of approximately $40 million have been realized. These anticipated savings will also be substantially offset by costs related to the growth in business, the construction of I-SNET (a statewide information superhighway) and the cost of adding other employees with different skills.

Cash expenditures for the restructuring program are estimated to be $100 million and $90 million in 1995 and 1996, respectively. The early-out offer will be funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $20 million for the first nine months of 1995. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $50 million over the remaining life of the program.

The Corporation determined that no additional provision for employee separations is required as a result of evaluating the net impact of the early-out offer on the restructuring charge. The response to the early-out offer also accelerated work force level objectives, therefore; the utilization of the restructuring charge is expected to be completed in 1996. It is also expected that shifts within reserve categories may occur. The Corporation believes that the restructuring charge balance of $70.4 million as of September 30, 1995 plus the expected net adjustments of approximately $57 million, discussed previously, are adequate for future estimated costs under the 1993 restructuring program.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

      Notes To Condensed, Consolidated Financial Statements
                           (Unaudited)

Note 5:  Income Taxes

In the second quarter of 1995, new state income tax rates were enacted to accelerate the reduction of current rates. The current state income tax rate of 11.25% will gradually decrease to 7.5% in 2000. For the nine month period ended September 30, 1995, income taxes included a provision to adjust deferred tax balances for the effect of the change in state income tax rates.

Note 6:  Litigation

On June 14, 1995, a U.S. District Court decision was issued in favor of the Department of Labor against the Corporation and the Telephone Company. The decision held that the Corporation and the Telephone Company violated certain sections of the Fair Labor Standards Act and was liable for back wages and liquidating damages. A decision assessing the exact amount to be paid to employees is pending. The Corporation and the Telephone Company are appealing this decision. The Telephone Company recorded a liability of $11.0 million as its anticipated cost of total damages for this and other litigation matters, which was charged to operating and maintenance expenses in the second quarter of 1995.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of quarter ended September 30, 1995 vs. quarter ended
 September 30, 1994

Results of Operations

The Corporation's consolidated net income decreased 12.5% to $41.3 million or $0.64 per share. Net income included a negative impact of $9.9 million or $0.15 per share related to cellular acquisitions that were completed in July 1995.

Revenues and Sales

Local service revenues increased $5.8 million, or 3.7%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,055,700 at September 30, 1995 from approximately 1,996,900 at September 30,
1994.   Also  contributing  to  the  increase  in  local  service
revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues, generated primarily from interstate and intrastate services, increased $3.1 million, or 3.5%. Interstate access revenues increased $1.1 million due primarily to an increase in interstate minutes of use of approximately 7% and growth in access lines in service, discussed above. Partially offsetting the impact of the increase in minutes of use was a decrease in interstate access tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's 1995 annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $2.0 million due primarily to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $6.4 million, or 8.8%. Toll message revenues decreased $5.4 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.4% primarily as a result of decreased market share offset partially by the migration of customers from WATS services. WATS revenues decreased $1.0 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Sales and other revenues, which include sales primarily from the Corporation's non-telephone businesses, increased $38.4 million, or 56.9%. Sales of cellular operations increased $19.6 million, or 75.1%, net of cellular intercompany amounts, due mainly to strong growth of 66.8% in the pre-acquisition customer base and the impact of the cellular acquisitions completed in July 1995. Including the new customers from the expanded cellular coverage area, the customer base increased approximately 120%. In addition, sales of SNET America, a reseller of interstate and international long-distance services to Connecticut customers, increased as a result of continued growth in the customer base.

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and benefits. Cost of goods sold and general and administrative expenses, including marketing, represent the remaining portion of these expenses. On a consolidated basis, operating and maintenance expenses increased $43.6 million, or 18.5%.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of quarter ended September 30, 1995 vs. quarter  ended
 September 30, 1994

Operating and Maintenance (con't)

The Telephone Company's operating and maintenance expenses increased $2.1 million or 1.1%. Approximately $2 million of this increase was due to the net effect of an increase in contracted services for systems operations (i.e., outsourcing of data center operations), an increase in advertising and a general decrease in expenses due to cost-containment efforts. Employee-related costs for the Telephone Company were flat. A 5.0% wage rate increase for bargaining-unit employees, effective October 1994 in accordance with the 1992 CUTW contract, was offset by a 3.5% decrease in the average work force.

The non-telephone businesses' operating and maintenance expenses increased $41.5 million or 91.9%. Excluding employee-related costs, cellular operations experienced increased expenses of approximately $25 million, which includes approximately $13 million related to the transition and integration of the operations of the cellular acquisitions. The increase in core business expenses was due primarily to costs associated with an expanding customer base, including additional marketing and distribution expenses. Also contributing to the higher expenses were increased marketing and operating efforts associated with SNET America and the multimedia trial of video-on-demand services. Employee-related costs of the non-telephone businesses increased approximately $2 million as a result of wage increases previously mentioned and increases in the average work force, particularly in Cellular, Multi-Media and SNET America.

Depreciation and Amortization

Depreciation and amortization expense increased $6.7 million, or 8.2%. This increase was due primarily to depreciation and amortization expense of $6.4 million on assets acquired in the cellular acquisitions, including primarily cellular licenses.

Interest Expense

Interest expense increased $5.9 million, or 32.1% due primarily to the issuance of commercial paper and medium-term notes in connection with the cellular acquisitions [see Note 2]. Interest on the financing of the cellular acquisitions approximated $7 million. This increase was partially offset by interest savings realized from repayment of debt related to Paging and SNET Real Estate, Inc. ("Real Estate") operations.

Income Taxes

The combined federal and state effective tax rate for 1995 was 36.1% compared with 40.8% for 1994. Income taxes in 1995 included an adjustment made to reflect the settlement of tax matters. In addition, a state income tax credit was recognized related to personal property taxes paid on certain data processing equipment.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of nine months ended September 30, 1995 vs. nine months ended September 30, 1994

Results of Operations

The Corporation's consolidated net income decreased 5.8% to $128.1 million or $1.98 per share. Net income included a negative impact of $9.9 million or $0.15 per share related to the cellular acquisitions that were completed in July 1995. Net income also included the impact of three special items: a $6.3 million after-tax or $0.10 per share charge associated primarily with a court ruling on the Telephone Company's labor practices and other litigation matters; a $3.6 million after-tax or $0.06 per share charge for state tax adjustments; and a $2.4 million after-tax or $0.04 per share gain on the sale of real estate.

Revenues and Sales

Local service revenues increased $16.9 million, or 3.7%, due primarily to growth experienced in access lines in service. Access lines in service grew 2.9% to approximately 2,055,700 at September 30, 1995 from approximately 1,996,900 at September 30,
1994.   Also  contributing  to  the  increase  in  local  service
revenues was an increase in subscriptions to premium services, such as SmartLink[R]. In addition, revenues from maintenance of inside wiring for residence customers increased due to increased rates effective January 1995.

Network access revenues, generated primarily from interstate and intrastate services, increased $12.4 million, or 4.7%. Interstate access revenues increased $5.5 million due primarily to an increase in interstate minutes of use of approximately 5% and growth in access lines in service, discussed above. These increases were partially offset by decreases in interstate access tariff rates. These decreases, effective July 1, 1994 and August 1, 1995, were in accordance with the Telephone Company's annual FCC filings under price cap regulation for 1994 and 1995, respectively. In addition, intrastate access revenues increased $6.9 million due primarily to an increase in intrastate minutes of use as a result of growth in competition for intrastate long-distance services.

Intrastate toll revenues, which include revenues primarily from toll and WATS services, decreased $25.7 million, or 11.3%. Toll message revenues decreased $19.7 million due primarily to reduced intrastate toll rates and decreased volume. The decline in rates was attributable to the introduction of several discount calling plans in 1994 that provide competitive options to business and residence customers. Toll message volume decreased 3.7% primarily as a result of increased competition offset partially by the migration of customers from WATS services. WATS revenues decreased $4.6 million due primarily to lower message volume resulting from the shift to lower priced services and the impact of competition.

Sales and other revenues, which include sales primarily from the Corporation's non-telephone businesses, increased $82.7 million, or 43.1%. Sales of cellular operation increased $38.2 million, or 54.0%, net of cellular intercompany amounts, due mainly to strong growth of 66.8% in the preacquisition customer base and the impact of the cellular acquisitions. Including the new customers from the expanded cellular coverage area, the customer base increased approximately 120%. Sales of SNET America also increased as a result of continued growth in the customer base.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of nine months ended September 30, 1995 vs. nine months ended September 30, 1994

Operating and Maintenance

Operating and maintenance expenses are comprised primarily of employee-related costs, including wages and benefits. Cost of goods sold and general and administrative expenses, including marketing, represent the remaining portion of these expenses. On a consolidated basis, operating and maintenance expenses increased $88.1 million, or 12.4%. Excluding the $11.0 million before-tax litigation charge, operating and maintenance expenses increased $77.1 million, or 10.9%.

The Telephone Company's operating and maintenance expenses, excluding the litigation charge, decreased $14.3 million or 2.5%. Excluding employee-related costs, operating and maintenance expenses decreased approximately $17 million due primarily to cost-containment efforts in areas such as contract services and publishing. Partially offsetting the decrease was an increase in employee-related costs of approximately $3 million. This increase was primarily attributable to a 5.0% wage rate increase for bargaining-unit employees effective October 1994 in accordance with the 1992 CUTW contract, and to a lesser extent, an average 4.0% salary increase for management employees effective April 1994. Partially offsetting these increases was a 2.2% decrease in the average work force. Employee-related cost savings associated with the restructuring program are anticipated to continue as additional employee separations are expected to occur through June of 1996 [see Note 4].

The non-telephone businesses' operating and maintenance expenses increased $91.4 million or 69.1%. Excluding employee-related costs, cellular operations experienced increased expenses of approximately $52 million, which includes approximately $13 million related to the integration and operation of the cellular acquisitions. The increase in core business expenses was due primarily to costs associated with an expanding customer base, including additional marketing and distribution expenses. Also contributing to the higher expenses were increased marketing and operating efforts associated with SNET America and the multimedia trial. Employee-related costs of the non-telephone businesses increased approximately $5 million as a result of wage increases previously mentioned and increases in the average work force, particularly in Cellular, Multi-Media and SNET America.

Depreciation and Amortization

Depreciation and amortization expense increased $11.7 million, or 4.8%. This increase was due primarily to depreciation and amortization expense of $6.4 million on assets acquired in the cellular acquisitions, including primarily cellular licenses. To a lesser extent, this increase resulted from revised depreciation rate schedules for the Telephone Company's intrastate plant, as approved by the DPUC, effective January 1, 1995. Higher levels of property, plant and equipment, including wireless cell sites, also contributed to the increase.

Interest Expense

Interest expense increased $4.1 million, or 7.2% due primarily to the issuance of commercial paper and medium-term notes in connection with the cellular acquisitions [see Note 2]. Interest on the financing of the cellular acquisitions approximated $7 million. This increase was partially offset by interest savings realized from repayment of debt related to Paging and Real Estate operations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Comparison of nine months ended September 30, 1995 vs. nine months ended September 30, 1994

Income Taxes

The combined federal and state effective tax rate for 1995 was 39.4% compared with 40.5% for 1994. Income taxes in 1995 included an adjustment made to reflect the settlement of tax matters and a provision to adjust deferred tax balances for the change in the enacted state income tax rate discussed previously. In addition, a state income tax credit was recognized related to personal property taxes paid on certain data processing equipment.


Comparison of balances as of September 30, 1995 vs. December 31,
1994

Accounts receivable

Accounts receivable increased $34.1 million due primarily to timing of cash collections of the Telephone Company's accounts receivable.

Deferred income taxes

Deferred income taxes (current asset) decreased $39.0 million due primarily to costs incurred during 1995 under the restructuring program [see Note 4].

Intangible assets

Intangible assets increased $408.9 million due primarily to the addition of approximately $425 million in cellular licenses, customer lists and goodwill in connection with the cellular acquisitions partially offset by the sale of paging operating licenses [see Note 3].

Deferred charges, leases and other assets

Deferred charges, leases and other assets decreased $69.0 million. In connection with the early-out offer, a net pension curtailment loss was recognized and charged against the restructuring reserve in the third quarter of 1995 [see Note 4]. This adjustment resulted in the reclassification of the bargaining-unit prepaid pension asset to an accrued pension liability. A decrease in the Telephone Company's regulatory asset, due primarily to the change in state income tax rates, also contributed to the decrease.

Debt maturing within one year

Debt maturing within one year increased $152.0 million due primarily to increased commercial paper outstanding in connection with the cellular acquisitions [see Note 2].

Other liabilities and deferred credits

Other liabilities and deferred credits increased $99.9 million due primarily to an increase in the accrued pension liability caused by the reclassification of the bargaining-unit prepaid pension asset to a liability discussed previously.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

Liquidity and Capital Resources

The Corporation generated cash flows from operations of $342.8 million during the nine months ended September 30, 1995 as compared with $321.9 million during the nine months ended September 30, 1994. The primary use of corporate funds continued to be capital expenditures.

For the nine months ended September 30, 1995, cash outlays related to the Corporation's restructuring charge recorded in December 1993 amounted to $62.7 million. Substantially all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first three quarters of 1995. These expenditures were funded from cash flows from operations. Management anticipates that cash expenditures for the restructuring program will approximate $100 million and $90 million in 1995 and 1996, respectively, and will be funded from operations. The early-out offer will be funded primarily by the pension and postretirement plans.

The Corporation's ratio of debt to total capitalization increased to 57.4% at September 30, 1995 compared with 51.0% at December 31, 1994. The increase in the debt ratio was due primarily to the proceeds from debt issued to acquire the cellular properties for approximately $456 million [see Note 2]. The repayment of long-term debt of $65.9 million primarily with proceeds from the sale of paging and real estate assets partially offset the increase in debt. For the third quarter of 1995, the Corporation's Board of Directors declared a dividend of $0.44 per share.

The Corporation maintained bank lines of credit to facilitate the issuance of commercial paper. As part of these credit facilities, the Corporation has obtained a contractual commitment to $570.0 million in lines of credit provided by a syndicate of banks. As of September 30, 1995, the entire $570.0 million was available.

In July 1995, the Corporation filed a shelf registration statement with the SEC to sell up to $470.0 million in medium-term notes. Pursuant to the shelf registration, the Corporation sold $300.0 million of these medium-term notes on August 11, 1995. The proceeds were used to replace a portion of the short-term debt and to establish permanent financing of the acquisitions discussed in Note 2.

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

Competition

On May 26, 1994, Public Act 94-83 ("Act") was enacted providing a new regulatory framework for the Connecticut telecommunications industry. The Act, which took effect on July 1, 1994, represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local phone service currently provided primarily by the Telephone Company, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, including the Telephone Company's non-competitive and emerging competitive services.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

        Management's Discussion and Analysis of Financial
               Condition and Results of Operations

The DPUC has conducted, and is conducting, a number of proceedings, in two phases, to implement the Act. In the competitive phase, the DPUC addressed competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of local exchange carriers' ("LECs") local networks; and reclassification of LECs' products and services into competitive, emerging competitive and non-competitive categories. During the alternative regulation phase, currently underway, the Telephone Company submitted to the DPUC on June 19, 1995 an alternative regulation plan that will replace rate of return regulation with price regulation for non-competitive and emerging competitive services. The plan also indicates that the Telephone Company will not increase the price of local service before 1998. In addition, the alternative regulation phase will involve a complete financial review of the Telephone Company and will address cost of service, capital recovery and service standards. A final decision from the DPUC is expected in early 1996.

At this time, four telecommunication providers have been granted a certificate of public convenience and necessity for local service and two additional applications are pending before the DPUC. In addition, on October 26, 1995, AT&T publicly announced that it will apply with the DPUC to provide local phone service throughout most of Connecticut. AT&T is expected to be a formidable provider of local phone service initially to business customers. The effect of increased competition on the Corporation's results of operations cannot be predicted at this time. While some customers will purchase services from competitors, the Corporation expects that usage of its network will increase and that increased network revenues will partially offset loss of revenues from end-user customers. Local service competition is expected to begin by the end of 1995 under the framework resulting from the state regulation initiatives currently underway.

Since the July 1, 1993 effective date of "10XXX" competition, over 70 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 40 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. Increasing competition in intrastate long-distance service and the Telephone Company's reduction in intrastate toll rates will continue to place significant downward pressure on the Telephone Company's intrastate toll revenues as will the implementation of intrastate equal access, which is required to be implemented for all dual preferred interexchange
carrier  capable switches no later than December 1, 1996.   Since
the  introduction  of  "10XXX" competition, major  carriers  have
increased  their  marketing  efforts  in  Connecticut   to   sell
intrastate   long-distance  services  primarily  to   residential
customers.   In response to major carriers and other competitors'
efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made
several  changes  to  its product lines.   Throughout  1995,  the
Telephone Company has enhanced several discount calling plans  in
its  High  Volume Discount Toll service offering.   Additionally,
the Telephone Company, working with its affiliate SNET America, realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[R], a seamless toll service product line which includes a discount structure that can be applied to intrastate, interstate and international calling each month.

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

Regulatory Matters

Federal Regulation Initiatives

In 1995, the FCC adopted an interim plan for interstate access rates requiring the LECs to incorporate higher productivity targets into their rates. The interim plan requires LECs to choose from among three productivity factors: 4.0%, 4.7% or 5.3%. These factors are subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time basis by reducing the PCI by 0.7% for each prior year in which they elected the 3.3% factor. The maximum PCI reduction over the four year price cap period would therefore be 2.8%. The Telephone Company has elected a 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%.

In September 1995, the FCC released a Further Notice of Proposed Rulemaking that sought comment on changes to the established price cap plan including productivity measurements, sharing, common line formula and exogenous costs. The FCC is expected to adopt new price cap rules in 1996.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation took effect August 1, 1995. The Telephone Company elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing is expected to decrease interstate network access revenues by approximately $10 million for the period August 1, 1995 to June 30, 1996. Management expects this decrease to be at least partially offset by increased demand.

On September 1, 1995, the Telephone Company filed a request to amend its previously approved application to expand its marketing trial of providing video dialtone service to an additional 150,000 homes in two counties in Connecticut. In the new application, the Telephone Company focused on key issues related to providing capacity to video programmers at a time when digital capacity is not commercially viable or technically available.

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

On February 10, 1995, the Telephone Company filed with the DPUC its depreciation reserve studies indicating its intrastate deficiency in accumulated depreciation could be as much as $744 million based on telecommunications plant investment as of January 1, 1995. On November 3, 1995, the DPUC issued a draft decision on the reasonableness of the intrastate reserve deficiency. Recognizing that the Telephone Company faces an open competitive market and its effect on asset lives, the DPUC found an intrastate reserve deficiency of $587 million to be reasonable for recovery. The remaining portion of the reserve deficiency of $157 million should continue to be recovered over the established remaining life of the related assets. While the draft decision seeks to quantify the Telephone Company's intrastate reserve deficiency, the method of recovery will be addressed in subsequent proceedings on the Telephone Company's financial condition and alternative, incentive-based regulation. These proceedings are currently scheduled by the DPUC during the remainder of 1995 with a decision expected in 1996.

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


Employee Relations

On April 21, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary "early-out offer" was available to bargaining-unit employees during July 1995 and subsequent dates, when considered necessary, during the life of the contract. The early-out offer provides additional incentives in the form of enhanced pension benefits. Bargaining-unit employees leaving under the offer will receive increased pensions of between 35% and 45%. CUTW members who remain with the Corporation will receive a 4.0% wage rate increase in January 1996 and a 3.0% wage rate increase in both January 1997 and January 1998. In addition, the contract also provides a sign-on bonus and health benefit and pension enhancements. The new labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the Corporation to position itself to meet increasing competition through downsizing efforts.

Form 10-Q - Part II  Southern New England Telecommunications Corporation

                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

         There were no material developments in the third quarter of 1995.

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

         On August 3, 1995, the Corporation filed a report dated August 2, 1995, commenting on the estimated impact of recent developments on operating results including the acceptance of an early-out offer by 2,660 bargaining-unit employees and the acquisition of cellular properties on July 1, 1995. The impact of the early-out offer will not have a material impact on 1995 operating earnings and the 1993 restructuring charge may be adjusted in the fourth quarter of this year when the costs of the current offer are definitively known. The impact of the cellular acquisitions will dilute 1995 earnings by approximately 12 percent.

         On October 24, 1995, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 23, 1995 announcing the Corporation's financial results for the third quarter of 1995.

Form 10-Q - Part II  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

November 8, 1995



                        /s/ J. A. Sadek
                            J. A. Sadek
                       Vice President and Comptroller