Form 10-K
period 1995-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1996-03-21
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-K
(Mark One)

X  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934.
     For the fiscal year ended December 31, 1995.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At February 29, 1996, 65,261,643 common shares were outstanding.

At February 29, 1996, the aggregate market value of the voting stock held by non-affiliates was $2,665,600,545.

               DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's combined Proxy Statement and 1995 Annual Report to Shareholders dated March 20, 1996 issued in connection with the 1996 Annual Meeting of Shareholders [Part II and Part III]

                        TABLE OF CONTENTS


Item                                                                  Page

                           PART I

1.    Business.........................................................  3

2.    Properties....................................................... 12

3.    Legal Proceedings................................................ 13

4.    Submission of Matters to a Vote of Security Holders.............. 13

                             PART II

5.     Market for the Registrant's Common Stock and Related
        Stockholder Matters............................................ 15

6.     Selected Financial Data......................................... 15

7.     Management's Discussion and Analysis of Financial Condition
        and Operating Results.......................................... 15

8.     Financial Statements and Supplementary Data..................... 15

9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................ 15

                            PART III

10.    Directors and Executive Officers of the Registrant.............. 15

11.    Executive Compensation.......................................... 15

12.    Security Ownership of Certain Beneficial Owners and Management.. 15

13.    Certain Relationships and Related Transactions.................. 15

                             PART IV

14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K. 16


See page 14 for "Executive Officers of the Registrant"

                             PART I


Item 1.  Business

                             GENERAL

Southern New England Telecommunications Corporation ("Corporation") was incorporated in 1986 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number
(203) 771-5200). The Corporation is a holding company engaged through its subsidiaries in operations principally in Connecticut with expanded cellular services in Rhode Island and certain areas in Massachusetts. The Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes The Southern New England Telephone Company's telecommunications services; SNET America, Inc. (providing national and international long-distance services to Connecticut customers); and SNET Diversified Group, Inc. (providing premium telecommunications services and the selling and leasing of communications equipment to residential and business customers). Wireless includes SNET Cellular, Inc., SNET Mobility, Inc. and SNET Paging, Inc. (providing cellular (wholesale and retail), personal communications and paging resale services). Information and entertainment includes directory publishing, advertising and multimedia services. Non-telecommunications services include SNET Real Estate, Inc. (engaging in leasing commercial real estate) and the holding company (engaging in financial and strategic planning).


                            WIRELINE

The Southern New England Telephone Company's Telecommunications
Services

The Southern New England Telephone Company ("Telephone Company"), a local exchange carrier ("LEC"), was incorporated in 1882 under the laws of the State of Connecticut and is engaged in providing telecommunications services in Connecticut, most of which are subject to various degrees of rate regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services.

In 1995, approximately 70% of the Corporation's consolidated revenues and sales were derived from the Telephone Company's rate regulated telecommunications services. The remainder was derived principally from the Corporation's other subsidiaries, directory publishing operations, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 71% of the operating revenues from rate regulated services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes. The Telephone Company's interstate services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation to limit prices and improve productivity. The price cap plan sets maximum limits on prices and requires LECs to share earnings in excess of authorized levels.

The Telephone Company, in providing telecommunications services in Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services and other matters such as the approval of accounting procedures and the issuance of securities. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities. The Telephone Company's intrastate services have been subject to the traditional rate of return regulation. In 1996, the DPUC issued a decision that replaces traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition [see State Regulatory Initiatives].


Competition

Connecticut's telecommunications industry continues to move toward a fully competitive marketplace brought about by legislative and regulatory initiatives during recent years. As a result of these initiatives, the Corporation is experiencing increased competition from interexchange carriers and competitive access providers with respect to the wireline's (Telephone Company's) existing services. Management supports bringing to customers the benefits of competition and affording all competitors the opportunity to compete fairly. As demand increases for telecommunications services in an increasingly competitive environment, the Corporation continues to seek growth opportunities beyond its traditional services.

In May 1994, the State of Connecticut Legislature enacted Public Act 94-83 ("Act"), providing a new regulatory framework for the Connecticut telecommunications industry. The Act, which took effect on July 1, 1994, represents a broad strategic response to the changes facing the telecommunications industry in Connecticut based on the premise that broader participation in the Connecticut telecommunications market will be more beneficial to the public than will broader regulation. The Act opens Connecticut telecommunications services to full competition, including local exchange service currently provided primarily by the Telephone Company, and encourages the DPUC to adopt alternative forms of regulation for telephone companies, including the Telephone Company.

The DPUC has conducted, and is conducting, a number of proceedings, in phases, to implement the Act. In the competitive phase, the DPUC addressed competition in the areas of: local exchange service; alternative operator services and customer owned coin operated telephone service; universal service and lifeline program policy issues; unbundling of LECs' local networks; and reclassification of LECs' products and services into non-competitive, emerging competitive and competitive categories. During the alternative regulation phase, the DPUC issued a decision replacing traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. In addition, the alternative regulation phase involved a complete financial review of the Telephone Company and addressed cost of service, capital recovery and service standards [see State Regulatory Initiatives].

The Telephone Company's regulated services are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Over 85 telecommunications providers have received approval from the DPUC to offer "10XXX" or other competitive intrastate long-distance services. In addition, over 35 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The
reduction   in   intrastate  toll  rates,  and  the  increasingly
competitive  intrastate toll market continue to place significant downward pressure on intrastate toll revenues.  Also contributing to  lower  intrastate  toll  revenues is  the  implementation  of intrastate  equal  access  for all dual  preferred  interexchange
carrier  ("PIC") capable switches by December 1, 1996.   Although
the DPUC ordered the Telephone Company to bear its proportionate share of the costs to deploy the dual PIC technology, the DPUC added the estimated 1996 average net toll revenue loss to the cost recovery formula. These costs will be recovered through an intrastate equal access rate element on the presubscribed lines of all carriers.

Since the introduction of "10XXX" competition, major carriers have increased their marketing efforts in Connecticut to sell intrastate long-distance services to Connecticut customers. In response to competitors' efforts, the Telephone Company has undertaken a number of initiatives. The Telephone Company remains focused on providing excellent customer service and quality products and has made several changes to its product lines.

Throughout 1995, the Telephone Company, with its affiliate, has enhanced several discount calling plans in its High Volume Discount Toll service offering and realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[SM], a seamless toll service product line which includes a discount structure that combines intrastate, interstate and
international  calling.   One  such product,  SNET  All  Distance
Simple Solutions[SM], was made available to small business and residence customers beginning in September 1995. This easy-to-understand calling plan provides simple, competitive rates with a sliding discount based on calling volume.

Concerning competition for local exchange service, seven telecommunications providers have been granted a certificate of public convenience and necessity for local service and one additional application is pending before the DPUC. The effect of increased competition on the Corporation's operating results cannot be predicted at this time. While some customers may purchase services from competitors, the Corporation expects that most competitors will utilize the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition. The Corporation's ability to compete continues to depend upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace. Local service competition began in early 1996.

Regulatory Matters

State Regulatory Initiatives

In March 1996, the DPUC issued a decision that replaces traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. The decision contains the following major items: price cap regulation for non-competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin are frozen until January 1, 1998, at which time the price cap formula becomes effective for these services. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding)

changes. As of December 31, 1995, the Telephone Company's rate of return was below the 11.90% threshold.

On July 5, 1995, the Telephone Company filed a tariff with the DPUC to offer wholesale local service and certain related features. The service provides competitive local exchange carriers with an alternative to building facilities or constructing a ubiquitous network to meet their local service coverage obligations. On December 20, 1995, the DPUC, in a final decision, established interim rates for unbundled network elements and wholesale local service. The rates will remain in effect until the Telephone Company files revised cost studies during the second quarter of 1996.

Federal Regulatory Initiatives

On February 1, 1996, the U.S. Congress passed legislation that created broad changes in telecommunications law and regulation nationwide. The primary thrust of this legislation opens local telecommunications markets to competition and allows the Regional Bell Operating Companies to provide long-distance services. In addition, the legislation permits telecommunications companies to enter the cable television business and eases cable regulation. The FCC is required to adopt terms and conditions to implement the legislation in the near term.

The majority of the federal legislation is consistent with legislation enacted by the State of Connecticut in 1994. Public Act 94-83 opened the Connecticut telecommunications market to competition, and the DPUC is nearing completion of the implementation proceedings. Certain provisions of the federal legislation relating to the prices the Telephone Company charges competitors for services could, however, have the effect of producing below cost prices, therefore necessitating the development of a significantly larger universal service fund than previously anticipated. If there are conflicts between state and federal law for LECs, including the Telephone Company, with less than 2% of the nationwide access lines, federal law prevails subject to a waiver and modification process included in the federal legislation. The DPUC may grant a waiver or modification of the federal law that is consistent with the public interest and avoids a significant adverse economic impact on users or a requirement that is unduly economically burdensome or technically infeasible.

Under price cap regulation, the FCC adopted an interim plan in 1995 for interstate access rates, requiring LECs to incorporate higher productivity targets into their rates. The interim plan requires LECs to choose from among three productivity factors:
4.0%, 4.7% or 5.3%. The selected factor is subtracted from inflation-based price increases allowed each year to account for increasing productivity. If either the 4.0% or 4.7% factor is chosen, LECs must share 50% of earnings above a 12.25% rate of return. In addition, all earnings above 13.25% and 16.25%, respectively, will be returned. If the 5.3% factor is chosen, all earnings can be retained without sharing. In addition, companies are required to reinitialize their price cap index ("PCI") on a one-time basis by reducing the PCI by 0.7% for each prior year in which they elected the 3.3% factor. The maximum PCI reduction over the four year price cap period would therefore be 2.8%. The Telephone Company has elected a 3.3% productivity factor each year since entering price cap regulation in 1991. Accordingly, the Telephone Company is required to reinitialize its PCI downward by 2.8%. The Telephone Company has joined a number of other LECs in filing an appeal with the D.C. Circuit Court of Appeals challenging the lawfulness of this interim plan. A decision on this appeal is expected in 1996.

In  September  1995,  the  FCC released two  further  notices  of proposed rulemaking that sought comment on changes to the established price cap plan including productivity measurements, sharing, common line formula, exogenous costs and necessary price cap rule changes to respond to a competitive environment for LECs. In response to the FCC, the Telephone Company commented that rule changes are required to allow price cap LECs to compete with alternate providers. The FCC is expected to adopt new price cap rules in 1996.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation took effect August 1, 1995. The Telephone Company elected a 4.0% productivity factor and was allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing, which was approved by the FCC, incorporated rate reductions of approximately $10 million in decreased interstate network access revenues for the period August 1, 1995 to June 30, 1996. Management expects this decrease to be partially offset by increased demand. As of
December 31, 1995, the Telephone Company's interstate rate of return was below the 12.25% threshold.

The Telephone Company's 1994 annual interstate access tariff filing under price cap regulation took effect July 1, 1994. The Telephone Company elected a 3.3% productivity factor and was allowed to earn up to a 12.25% interstate rate of return annually before any sharing is required. This filing, which was approved by the FCC, incorporated rate reductions of approximately $7 million in decreased annual interstate network access revenues for the period July 1, 1994 to June 30, 1995. This decrease was offset by increased demand.

The Telephone Company will file its 1996 annual interstate access tariff on April 2, 1996 to become effective July 1, 1996. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its 4.0% productivity factor election for the next tariff period.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1994 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1995.

Capital Expenditures

The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth, for the Telephone Company, the number of network access lines in service at the end of each year:

                           1995    1994    1993    1992    1991
Network Access Lines in
 Service (thousands)      2,073   2,009   1,964   1,937   1,922

The Telephone Company has been making, and expects to continue to make, significant capital expenditures to meet the demand for regulated telecommunications services and to further improve such services [see discussion of I-SNET[SM] in Item 2. Properties]. The total gross investment in telephone plant increased from approximately $3.6 billion at December 31, 1990 to approximately $4.2 billion at December 31, 1995, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1991, cash expended for capital additions was as follows:

Dollars in millions,
For the Years Ended     1995    1994    1993    1992    1991
Cash Expended for
 Capital Additions      $280    $235    $232    $269    $296

In 1995, the Telephone Company funded its cash expenditures for capital additions entirely through cash flows from operations. In 1996, capital additions are expected to be approximately $349 million. The Telephone Company expects to fund substantially all of its 1996 capital additions through cash flows from operations.

SNET America, Inc.

SNET America, Inc. ("SNET America") was incorporated in 1993 under the laws of the State of Connecticut. SNET America resells a complete range of interstate and international long-distance services to Connecticut customers, including calling card and "800" service, along with volume discount plans such as SNET All Distance Simple Solutions[SM], a calling plan for small business and residence customers. SNET America began offering service in the third quarter of 1993.

On April 13, 1994, the DPUC approved a joint marketing arrangement between the Telephone Company and SNET America enabling the Telephone Company to sell SNET America's interstate and international services, and SNET America to sell the Telephone Company's intrastate products and services. This arrangement enabled the Corporation to satisfy its customers' long-distance calling needs with a single point of contact through the SNET All Distance[SM] service offerings.

SNET Diversified Group, Inc.

SNET Diversified Group, Inc. ("Diversified") was incorporated in 1986 under the laws of the State of Connecticut in order to identify and develop new, non-regulated business opportunities. The majority of Diversified's activities is the offering of premium services, such as information and enhanced network-related services. Another activity is leasing and selling customer premises equipment ("CPE") to residential and small business customers. Key telephone systems and related products are offered and maintained which are complementary to the Telephone Company's central office-based solutions.

Diversified faces significant competition from numerous department store, discount store, and business equipment retailers that carry CPE. Diversified has differentiated its product line from its competitors by offering a wide array of quality products including leasing options.

                              WIRELESS

The Corporation provides cellular (wholesale and retail), personal communications and paging resale services in Connecticut, Rhode Island and certain areas in Massachusetts, through its subsidiaries SNET Cellular, Inc. ("Cellular"), SNET Mobility, Inc. ("Mobility") and SNET Paging, Inc. ("Paging").

SNET Cellular, Inc.

Cellular was incorporated in 1985 under the laws of the State of Connecticut. In 1990, Cellular formed the Springwich Cellular Limited Partnership ("Springwich") with four other partners. Springwich is authorized to provide wholesale cellular radio telecommunications services in the Hartford, New Haven, New London, and Fairfield, Connecticut New England County Metropolitan Areas ("NECMAs") and in the Springfield, Massachusetts NECMA. Springwich also is licensed to provide cellular wholesale service in three Rural Service Areas, Windham and Litchfield Counties in Connecticut and Franklin County in Massachusetts.

In July 1995, Cellular purchased from Bell Atlantic Corporation ("Bell Atlantic"), NYNEX Corporation ("NYNEX") and Richmond Telephone Company, for approximately $456 million in aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in Springwich. In total, these acquisitions expanded the cellular service area by approximately 2.3 million POPs (population equivalents) to approximately 5.5 million POPs along the Boston to New York corridor. Under the new partnership structure, Cellular holds a 98.6% partnership interest in Springwich.

Cellular has "roamer agreements" with other carriers which allow the carriers' subscribers access to Cellular's network and allow
Cellular's subscribers access to other networks throughout the United States and Canada.

Cellular is currently subject to FCC jurisdiction. During 1994, the Massachusetts Department of Public Utility deregulated cellular services pursuant to congressional legislative action. In August 1994, the DPUC filed a petition with the FCC to continue rate regulation of wholesale cellular services. The FCC denied the DPUC petition on May 19, 1995 and state regulation effectively ended June 19, 1995. However, the DPUC and the Attorney General of Connecticut filed on July 13, 1995 a petition for review with the U.S. Court of Appeals.
In its filings, the DPUC claimed that the FCC had made its decision to end regulation based on a set of factors that were inconsistent with the standards that states were told would govern their petitions. In late July 1995, Cellular filed a motion for intervention with the U.S. Court of Appeals ("Court") stating that the reinstitution of the DPUC's regulatory authority at a time when Cellular is subject to increasing competition from firms that are not subject to DPUC rate regulation, would hamper Cellular's ability to respond to such competition. Briefs on the petition for review were filed with the Court and a hearing was held on October 31, 1995 and a final decision is expected in early 1996.

During 1994, the FCC issued a spectrum plan allocating radio spectrum to be licensed for the provision of new personal communications services ("PCS"). As a result of the plan, licenses for separate blocks of spectrum were auctioned to potential PCS providers in geographic areas of the United States through 1996. Various telecommunications groups, including primarily all the nation's largest telephone companies, competed for licenses to offer PCS in markets including Cellular's coverage area. These blocks of spectrum could be used to provide a range of wireless services including advanced paging, wireless data services and two-way voice communications. The Corporation did not participate in these auctions since it had adequate spectrum to provide competitive services.

In July 1995, Bell Atlantic and NYNEX completed the merger of their cellular service properties. This combination created the largest wireless service provider on the East Coast and the second largest provider in the United States.

Cellular expects increasing competition from new alliances and the impact from auctions of PCS licenses. Cellular has made and will continue to make investments in network expansion and enhancements in order to effectively meet the needs of its subscribers.

SNET Mobility, Inc.

Mobility was incorporated in 1985 under the laws of the State of Connecticut under its predecessor's name SNET MobileCom, Inc. Mobility purchases wholesale cellular communications service from Springwich and resells cellular communications service to the retail market under the registered trademark LINX[R] in Springwich's service area.

During 1995, Mobility conducted various market trials of personal communication services. This service incorporates a Local
Service Area (LSA) concept where subscribers may choose their county of service at a favorable rate in contrast to traditional cellular service, which is made available at peak and offpeak rates for entire cellular markets. Included was a trial for the SNET Personal Phone Service[SM] in Hartford and Fairfield, Connecticut counties with approximately 1,000 participants. Based on trial results, a formal product launch took place in February 1996. Mobility is the first to market this service in its franchise area.

Mobility markets its services through its internal sales force and through agreements with third-party distributors and dealers. Mobility anticipates continuing competition from local, regional and national resellers. Over the past few years, intense competition for new subscribers has led to increases in selling and promotional costs. Mobility anticipates that this trend will continue into the foreseeable future. In response to this competition, Mobility continues to increase the number and quality of its distribution channels, price aggressively and introduce both creative customer acquisition programs and differentiated value-added services.

SNET Paging, Inc.

Paging was incorporated in February 1990 under the laws of the State of Connecticut. Paging launched service on April 1, 1991. On June 30, 1995, Paging and a subsidiary completed the sale of substantially all of its paging network assets and the subsidiary's reseller accounts, to Paging Network of New York, Inc. Paging will retain its retail accounts and will continue, as a reseller, to market paging services under its Page 2000[R] brand name.


                  INFORMATION AND ENTERTAINMENT

Publishing Operations

The   Telephone  Company's  publishing  operations  produces  and distributes traditional paper products including White and Yellow
Pages    directories   throughout   Connecticut   and    adjacent
communities.   To  strategically widen  its  business  focus  and
position  itself  for  the future, the publishing  operations  is introducing new electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages. On June 30,
1994,  the  DPUC  lifted  a  restriction  which  prohibited   the
Telephone

Company from developing and providing electronic information services, including electronic publishing services.

Key trends affecting publishing revenues include the Connecticut economy and competition. Publishing revenues, a significant portion of which reflect directory contracts entered into in the prior year, continue to remain sensitive to the Connecticut economy, which is in the early stages of recovery. In addition, the Connecticut advertising marketplace is undergoing major structural changes and is becoming increasingly more fragmented and competitive. The publishing division faces increased competition from non-traditional services such as on-line services, desktop publishing, electronic shopping services, CD-ROM and the expansion of cable television. Furthermore, additional competition may arise from the Regional Bell Operating Companies' ability to offer information services.

SNET Personal Vision, Inc.

On January 25, 1996, SNET Personal Vision, Inc. ("Personal Vision"), a newly formed subsidiary, filed an application with the DPUC for a certificate of public convenience and necessity to offer cable television service throughout Connecticut. Personal Vision will use I-SNET, a hybrid fiber coaxial network, to reach customers with programming and pay-per-view services. I-SNET is currently under construction and will be completed by 2009. Service, pending regulatory approval, is expected to reach in excess of 20% of Connecticut households by the end of 1997.


                         OTHER SERVICES

SNET Real Estate, Inc.

SNET Real Estate, Inc. ("Real Estate") was incorporated in 1983 under the laws of the State of Connecticut. Real Estate is the owner of commercial property which it leases under operating leases and is a 99% partner in a limited liability company that also leases commercial property. Currently, Real Estate is managing its existing portfolio and is not actively pursuing additional real estate investments.

Real Estate faces a risk that real estate markets in which its properties are located, primarily Connecticut, may further deteriorate from their current value. This risk is minimized by the conservative nature of Real Estate's portfolio, a majority of which is leased to affiliates.


Holding Company

On February 15, 1995, the DPUC provided the Corporation greater flexibility to diversify into new markets by lifting to 40% a nine-year-old restriction that prevented the Corporation from investing more than 25% of its total assets in unregulated diversified activities without approval of the DPUC.

                       EMPLOYEE RELATIONS

The Corporation and its subsidiaries employed approximately 9,111 persons at February 29, 1996, of whom approximately 63% are represented by the Connecticut Union of Telephone Workers, Inc.
("CUTW"), an unaffiliated union.

On April 12, 1995, a new labor contract was ratified by members of the CUTW. As part of the new contract, a voluntary early-out offer ("EOO"), which provided incentives in the form of enhanced pension benefits, was available to bargaining-unit employees during July 1995. Approximately 2,700 bargaining-unit employees, or 40.7% of the total bargaining-unit work force, accepted the offer at that time. As of December 31, 1995, 2,050 employees had left the Corporation, with the remaining 650 employees to leave no later than June 1996. CUTW members who remain with the Corporation received a combination of basic wage and lump sum increases to their wages or cash balance plan account totaling 4.0% in January 1996. In both January 1997 and January 1998, they will receive a combination of basic wage and lump sum increases totaling 3.0%. In addition, the contract also provides a sign-on bonus and health benefit and pension enhancements. The new labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the Corporation to position itself to meet increasing competition.

In December 1993, the Corporation recorded a restructuring charge to provide for a comprehensive restructuring program designed to reduce costs and improve delivery of service. The program included incremental costs to be incurred for employee separations. Total employee separations under the restructuring program are expected to approximate up to 4,000 employees. Through December 1995, approximately 3,165 employees (715 management and 2,450 bargaining-unit employees, or 20.0% and 35.9% of the respective total work force at the inception of the restructuring program) had left the Corporation. Total employee separations through the end of 1995 were offset partially by an increase in provisional employees and growth in the business resulting in a net reduction in the Corporation's work force of 1,406 employees from 10,476 employees at year-end 1993 to 9,070 employees at year-end 1995.


Item 2.  Properties

The principal properties of the Corporation do not lend themselves to a detailed description by character and location. The majority of telecommunications property, plant and equipment of the Corporation is owned by the Telephone Company. Of the Corporation's investment in telecommunications property, plant and equipment at December 31, 1995, central office equipment represented 40%; connecting lines not on customers' premises, the majority of which are on or under public roads, highways or streets and the remainder on or under private property, represented 35%; land and buildings (occupied principally by central offices) represented 12%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 2%; and other, principally vehicles and general office equipment, represented 11%.

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


The buildout of I-SNET, a $4.5 billion investment over 15 years, is expected to be completed by 2009. I-SNET, a statewide telephony and information superhighway, is an advanced network
capable of delivering  voice,  video  and  a  full  range   of
information and interactive multimedia services. I-SNET passed approximately 170,000 households by December 1995 and brought service to its first customer in October 1995. The Telephone Company expects I-SNET to pass approximately 230,000 households and provide telephony service on up to 80,000 lines by December 1996. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost-reduction initiatives and customer demand for the new services offered.



Item 3.  Legal Proceedings

The Corporation and certain of its subsidiaries are involved in various claims and lawsuits that arise in the normal conduct of their business. In the opinion of management, upon advice of counsel, these claims will not have a material adverse effect on the financial position, operating results or cash flows of the Corporation or its subsidiaries.



Item 4.  Submission of Matters to a Vote of Security Holders


No matter was submitted to a vote of security holders in the fourth quarter of the fiscal year covered by this report.

            Executive Officers of the Registrant (1)
                    (as of February 29, 1996)


                                                                  Executive
                                                                   Officer
       Name         Age(2)           Position                       Since

Daniel J. Miglio      55    Chairman, President and
                             Chief Executive Officer                1/86
Jean M. LaVecchia     43    Senior Vice President-
                             Organization Development               8/94
Fred T. Page          49    Senior Vice President-
                             Network Services                       2/96
Ronald M. Serrano     40    Senior Vice President-Communication,
                             Information and Entertainment Group    1/93
Donald R. Shassian    40    Senior Vice President and Chief
                             Financial Officer                     12/93

(1) Executive officers subject to Section 16 of the Securities Exchange Act of 1934.
(2) As of December 31, 1995.


Mr. Miglio, Ms. LaVecchia and Mr. Page have held high level managerial positions with the Corporation or its subsidiaries for more than the past five years. Mr. Serrano was a Vice President of Mercer Management Consulting, Inc., (formerly Strategic Planning Associates) for more than five years prior to joining the Corporation. Mr. Shassian was a partner with Arthur Andersen & Co., independent accountants, for more than five years prior to joining the Corporation.

                             PART II


Item  5.  Market  for the Registrant's Common Stock  and  Related
Stockholder Matters

The common stock of the Corporation is listed on the New York and Pacific stock exchanges and the number of holders of record, computed on the basis of registered accounts, was 52,962 as of February 29, 1996. Information with respect to the quarterly high, low and closing sales price for the Corporation's common stock and quarterly cash dividends declared is included in the registrant's Annual Report to Shareholders on page 47 under the caption "Market and Dividend Data" and is incorporated herein by reference pursuant to General Instruction G(2).


Items 6 through 8.

Information required under Items 6 through 8 is included in the registrant's combined Proxy Statement and 1995 Annual Report to Shareholders dated March 20, 1996 on pages 22 through 46 in their entirety and is incorporated herein by reference pursuant to General Instruction G(2).


Item  9.  Changes  in  and  Disagreements  with  Accountants   on
Accounting and Financial Disclosure

No changes in or disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.



                            PART III


Items 10 through 13.

Information required under Items 10 through 13 is included in the registrant's combined Proxy Statement and 1995 Annual Report to Shareholders dated March 20, 1996 on pages 1 (commencing under the caption "Proxy Information") through 5 and pages 8 through
11. Such information is incorporated herein by reference pursuant to General Instruction G(3).

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

                             PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                           Page

     (1) Report on Consolidated Financial Statements                    *

         Report of Audit Committee                                      *

         Report of Independent Accountants                              *

         Consolidated Financial Statements:

           Consolidated Statements of (Loss) Income - for the years
             ended December 31, 1995, 1994 and 1993                     *

           Consolidated Balance Sheets - as of
             December 31, 1995 and 1994                                 *

           Consolidated Statements of Changes in Shareholders'
             Equity - for the years ended December 31, 1995,
             1994 and 1993                                              *

           Consolidated Statements of Cash Flows - for the years
             ended December 31, 1995, 1994 and 1993                     *

           Notes to Consolidated Financial Statements                   *

     (2) Consolidated Financial Statement Schedule for the year ended December 31, 1995

           Report of Independent Accountants                            21

           II - Valuation and Qualifying Accounts                       22

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

* Incorporated herein by reference to the appropriate portions of the registrant's combined Proxy Statement and 1995
  Annual Report to Shareholders dated March 20, 1996 [see Part II].

  (3) Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)15 are management contracts or compensatory plans required to be filed as exhibits pursuant to
Item 14 (c) of Form 10-K.

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

4b Indenture dated December 13, 1993 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4%
             Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4c           Indenture  dated  July 10, 1991   between  the
             registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000 and $200,000,000 of 7%
             Medium-Term Notes, Series 2, due August 15, 2005.

10(iii)(A)1  SNET Short Term Incentive Plan as amended February
             8,  1995  (Exhibit 10(iii)(A)1 to 1994  Form  10-K
             dated 3/10/95, File No. 1-9157).

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


  (3)      Exhibits (continued):


Exhibit
Number
10(iii)(A)5  SNET  Pension Benefit Plan as amended November  1,
             1991  (Exhibit 10-A to Form SE dated 3/20/92, File
             No.  1-9157).   Amendment dated December  8,  1993
             (Exhibit  10  (iii)(A)5 to 1993  Form  10-K  dated
             3/23/94,   File  No.  1-9157).   Amendment   dated
             February 8, 1995 (Exhibit 10(iii)(A)5 to 1994 Form
             10-K  dated 3/10/95, File No. 1-9157).   Amendments
             effective December 13, 1995 and January 1, 1996 .

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995.   Amendments effective December 20, 1995
             through April 1, 1996.

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).


10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-9157).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee Directors as amended April 14, 1993 (Exhibit
              10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File No.
              1-9157).  Amendment dated January 1, 1994 (Exhibit
              10(iii)(A)12 to 1994 Form 10-K dated 3/10/95, File No.   .
              1-9157).

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January  1,  1994 (Exhibit 4.4 to Registration  No.
              33-51055, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).



  (3)      Exhibits (continued):

Exhibit
Number

12            Computation of Ratio of Earnings to Fixed Charges.

13            Pages 22  through 47 of the registrant's  combined
              Proxy   Statement   and  1995  Annual   Report   to
              Shareholders  for  the fiscal year  ended  December
              31, 1995.

21            Subsidiaries of the Corporation.

23            Consent of Independent Accountants.

24a           Power of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule.

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1995  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1996.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1995  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1996.

The  Corporation will furnish, without charge, to  a  shareholder upon  request  a  copy of the combined Proxy Statement  and  1995
Annual Report to Shareholders, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K:

  On  October 24, 1995, the Corporation and the Telephone Company
  filed, separately, reports on Form 8-K, dated October 23,  1995 announcing the Corporation's financial results for the third quarter of 1995.

  On January 22, 1996, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated January 22, 1996, announcing the Corporation's 1995 financial results including the fact that it discontinued the use of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation."

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

By         /s/ Donald R. Shassian
     Donald R. Shassian, Senior Vice President
      and Chief Financial Officer          March 20, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

  Daniel J. Miglio*
  Chairman, President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Donald R. Shassian                       By  /s/ Donald R. Shassian
  Senior Vice President and                  (Donald R. Shassian,as attorney-
  Chief Financial Officer                     in-fact and on his own behalf)




DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                              March 20, 1996
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  James R. Greenfield*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*                      * by power of attorney


                REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Southern New England Telecommunications Corporation:


Our report on the consolidated financial statements of Southern New England Telecommunications Corporation has been incorporated by reference in this Form 10-K from the combined Proxy Statement and 1995 Annual Report to Shareholders of Southern New England Telecommunications Corporation on page 29 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1995 listed in Item 14 (a) (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Hartford, Connecticut                     COOPERS & LYBRAND L.L.P.
January 22, 1996


       SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in Millions)


COLUMN A     COLUMN B           COLUMN C             COLUMN D      COLUMN E

                                Additions
             Balance at                                            Balance at
             beginning    Charged to   Charged to                      end of
Description  of period       expense  other accounts Deductions        period


Allowance for Uncollectible
  Accounts Receivable:

 Year 1995    $29.8          $23.1       $3.6  (a)     $22.3  (b)      $34.2
 Year 1994     27.9           20.7        7.5  (a)      26.3  (b)       29.8
 Year 1993     23.5           28.4        4.9  (a)      28.9  (b)       27.9

Allowance for Uncollectible
  Direct-Financing Lease Notes Receivable:

 Year 1995    $ 8.4          $ 1.4       $  -        $  0.1  (b)      $ 9.7
 Year 1994     11.7            1.7          -           5.0  (b)        8.4
 Year 1993      8.2           15.6          -          12.1  (b)       11.7

Restructuring Charge:

 Year 1995   $264.9          $   -       $  -        $187.9  (c)     $ 77.0
 Year 1994    355.0              -          -          90.1  (c)      264.9
 Year 1993        -          355.0          -             -           355.0


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b)  Includes amounts written off as uncollectible.

(c) Includes non-cash amounts charged against the restructuring reserve of $98.8 in 1995 and $26.5 in 1994, primarily net pension and postretirement curtailment losses.


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

4b Indenture dated December 13, 1993 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4%
             Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4c           Indenture  dated  July 10, 1991   between  the
             registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000 and $200,000,000 of 7%
             Medium-Term Notes, Series 2, due August 15, 2005.

10(iii)(A)1  SNET Short Term Incentive Plan as amended February
             8,  1995  (Exhibit 10(iii)(A)1 to 1994  Form  10-K
             dated 3/10/95, File No. 1-9157).

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

10(iii)(A)5  SNET  Pension Benefit Plan as amended November  1,
             1991  (Exhibit 10-A to Form SE dated 3/20/92, File
             No.  1-9157).   Amendment dated December  8,  1993
             (Exhibit  10  (iii)(A)5 to 1993  Form  10-K  dated
             3/23/94,   File  No.  1-9157).   Amendment   dated
             February 8, 1995 (Exhibit 10(iii)(A)5 to 1994 Form
             10-K  dated 3/10/95, File No. 1-9157).   Amendments
             effective December 13, 1995 and January 1, 1996 .

10(iii)(A)6  SNET  Management Pension Plan as amended March  31,
             1995.   Amendments effective December 20, 1995
             through April 1, 1996.

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).


10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-9157).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee Directors as amended April 14, 1993 (Exhibit
              10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File No.
              1-9157).  Amendment dated January 1, 1994 (Exhibit
              10(iii)(A)12 to 1994 Form 10-K dated 3/10/95, File No.   .
              1-9157).

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January  1,  1994 (Exhibit 4.4 to Registration  No.
              33-51055, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).


12            Computation of Ratio of Earnings to Fixed Charges.

13            Pages 22  through 47 of the registrant's  combined
              Proxy   Statement   and  1995  Annual   Report   to
              Shareholders  for  the fiscal year  ended  December
              31, 1995.

21            Subsidiaries of the Corporation.

23            Consent of Independent Accountants.

24a           Power of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule.

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1995  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1996.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1995  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1996.