Form 10-Q
period 1996-03-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1996-05-07
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1996.



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


   Common stock, par value $1.00 per share:  65,353,360 shares outstanding as of April 30, 1996

Form 10-Q - Part I   Southern New England Telecommunications Corporation



                 PART I - FINANCIAL INFORMATION


Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of a normal recurring nature necessary for fair presentation for each period shown. The 1995 financial statements have been reclassified to conform to the current-year presentation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-K.

Form 10-Q - Part I    Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                                          (Unaudited)
                                                  For the Three Months Ended
                                                             March 31,
Dollars in Millions, Except Per Share Amounts           1996        1995

Revenues and Sales                                    $ 474.0     $ 440.4

Costs and Expenses
Operating                                               180.8       165.2
Maintenance                                              87.9        84.6
Depreciation and amortization                            89.2        83.4
Taxes other than income                                  14.0        13.5
Total Costs and Expenses                                371.9       346.7

Operating Income                                        102.1        93.7
Interest expense                                         22.6        18.0
Other income, net                                         3.7          .9

Income from Continuing Operations Before Income Taxes    83.2        76.6
Income taxes                                             31.0        29.9

Net Income                                           $   52.2    $   46.7

Weighted Average Common Shares Outstanding (thousands) 65,384      64,641

Earnings Per Share                                     $  .80    $    .72

Dividends Declared Per Share *                         $  .44    $    .44


The accompanying notes are an integral part of these financial statements.

* The first quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


 Dollars in Millions, Except Per Share Amounts    March 31,    December 31,
                                                    1996           1995
                                                 (Unaudited)
 Assets
 Cash and temporary cash investments             $     16.7    $     11.1
 Accounts receivable, net of allowance
  for uncollectibles of $34.2 at each
  period end                                          341.0         347.3
 Materials, supplies and inventories                   23.9          26.1
 Prepaid publishing                                    36.4          37.3
 Deferred income taxes                                 60.0          66.8
 Other current assets                                  56.9          46.3
 Total Current Assets                                 534.9         534.9
 Property, plant and equipment, at cost             4,564.3       4,532.1
 Less:  Accumulated depreciation                    3,027.8       2,966.9
 Property, plant and equipment, net                 1,536.5       1,565.2
 Intangible assets, net                               411.0         414.9
 Deferred income taxes                                 96.6          92.0
 Deferred charges, leases and other assets            116.5         117.2
 Total Assets                                      $2,695.5      $2,724.2

 Liabilities and Shareholders' Equity
 Short-term debt                                  $   201.0     $   232.2
 Accounts payable and accrued expenses                257.4         261.9
 Restructuring charge - current                        42.3          59.0
 Advance billings and customer deposits                59.0          58.0
 Accrued compensated absences                          36.6          36.6
 Other current liabilities                             88.4          87.9
 Total Current Liabilities                            684.7         735.6
 Long-term debt                                     1,174.3       1,182.4
 Accrued postretirement benefit obligation            311.8         310.8
 Restructuring charge - long-term                      16.0          18.0
 Unamortized investment tax credits                    17.0          17.6
 Other liabilities and deferred credits               106.4         106.9
 Total Liabilities                                  2,310.2       2,371.3
 Common Stock; $1.00 par value; 300,000,000
  shares authorized; 68,022,396 and
  67,881,159 issued, respectively                      68.0          67.9
 Proceeds in excess of par value *                    674.3         697.9
 Retained deficit                                    (197.0)       (249.5)
 Less:  Treasury stock; 2,758,512 shares, at cost    (104.7)       (104.7)
        Unearned compensation related to ESOP         (55.3)        (58.7)
 Total Shareholders' Equity                           385.3         352.9
 Total Liabilities and Shareholders' Equity        $2,695.5      $2,724.2


 The accompanying notes are an integral part of these financial statements.

 * The first quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY

                                                     (Unaudited)
                                              For the Three Months Ended
                                                      March 31,
Dollars in Millions                               1996           1995

Common Stock, Par Value
  Balance at Beginning of Period               $  67.9         $  67.3
  Common shares issued, at market:
    Dividend reinvestment plan                      .1              .1
  Balance at End of Period                     $  68.0         $  67.4

Proceeds in Excess of Par Value
  Balance at Beginning of Period               $ 697.9         $ 677.8
  Dividends declared *                           (28.7)            -
  Common shares issued, at market:
    Dividend reinvestment plan                     3.5             3.8
    Savings and incentive plans                    1.6             1.2
  Balance at End of Period                     $ 674.3         $ 682.8

Retained (Deficit) Earnings
  Balance at Beginning of Period               $(249.5)        $ 381.8
  Net income                                      52.2            46.7
  Dividends declared *                              -            (28.4)
 Tax benefit of dividends declared on
   unallocated shares held in ESOP                  .3              .3
  Balance at End of Period                     $(197.0)        $ 400.4

Treasury Stock
  Balance at Beginning and End of Period       $(104.7)        $(104.7)

Unearned Compensation Related
  To Employee Stock Ownership Plan
  Balance at Beginning of Period              $  (58.7)       $  (69.3)
  Reduction of ESOP debt                           7.6             7.1
  ESOP earned compensation accrual                (4.2)           (4.7)
  Balance at End of Period                    $  (55.3)       $  (66.9)

Total Shareholders' Equity                    $  385.3        $  979.0

The accompanying notes are an integral part of these financial statements.

* The first quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     (Unaudited)
                                            For the Three Months Ended
                                                      March 31,
Dollars in Millions                               1996         1995

Operating Activities
  Net income                                  $   52.2      $   46.7
  Adjustments to reconcile net income to
    cash provided by operating activities:
      Depreciation and amortization               89.2          83.4
      Restructuring payments                     (18.7)        (16.8)
      Change in operating assets and
       liabilities, net                            (.6)         30.9
      Other, net                                   1.6           2.1
  Net Cash Provided by Operating Activities      123.7         146.3

Investing Activities
  Cash expended for capital additions            (68.1)        (93.1)
  Repayment of loan made to ESOP                    .5            .5
  Other, net                                      10.7           8.3
  Net Cash Used by Investing Activities          (56.9)        (84.3)

Financing Activities
  Net payments of short-term debt                (31.7)         (7.1)
  Repayments of long-term debt                    (4.5)         (3.1)
  Cash dividends paid                            (25.0)        (24.5)
  Net Cash Used by Financing Activities          (61.2)        (34.7)

Increase in Cash and Temporary Cash Investments    5.6          27.3

Cash and temporary cash investments at            11.1           6.7
  beginning of period

Cash and Temporary Cash Investments at        $   16.7      $   34.0
  End of Period

Income Taxes Paid (Refunded)                  $    8.0     $    (3.5)

Interest Paid                                 $   26.2      $   15.9


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)


Note 1:  Significant Accounting Policies

Accounting  Pronouncements -  Effective  January  1,   1996,   the
Corporation   implemented  Statement  of   Financial   Accounting
Standard ("SFAS") No. 121, "Accounting for the Impairment of Long-
Lived  Assets and for Long-Lived Assets to Be Disposed Of."   The
implementation did not have a material impact on the consolidated financial statements.

The Corporation also implemented SFAS No. 123, "Accounting for Stock-Based Compensation," effective January 1, 1996. In compliance with SFAS No. 123, the pro forma net income and earnings per share, as affected by the valuation of stock-based compensation, will be disclosed in the Annual Report. The implementation had no effect on the consolidated financial statements.

Note 2:  Restructuring Charge

In December 1993, the Corporation recorded a restructuring charge of $355.0 to provide for a comprehensive restructuring program. Specifically, the program included costs to be incurred to facilitate employee separations. The charge also included incremental costs of: implementing appropriate reengineering solutions; designing and developing new processes and tools to continue the Corporation's provision of excellent service; and retraining of the remaining employees to help them meet the changing demands of customers.

The original 1993 restructuring charge and costs incurred during 1994 and 1995 are summarized as follows:

                                     Balance     Costs     Costs    Balance
                                        at      incurred  incurred    at
                                     Dec. 31,    during    during   Dec. 31,
                                      1993        1994      1995      1995
Employee separation costs            $170.0     $41.8    $111.2      $17.0
Process and systems reengineering     145.0      35.0      74.2       35.8
Exit and other costs                   40.0      13.3       2.5       24.2
Total                                $355.0     $90.1    $187.9      $77.0

The Corporation incurred restructuring costs in 1996 as follows:

For the Three Months Ended March 31,                                  1996
Employee separation costs                                            $ 4.3
Process and systems reengineering                                     13.4
Exit and other costs                                                   1.0
Total Costs Incurred                                                 $18.7

Costs incurred for employee separations included payments for severance, unused compensated absences, health care continuation and employee retraining. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to the initial phase of redesigning work space requirements to reduce overall corporate space requirements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,700 employees, or 40.7% of the total bargaining-unit work force, accepted the offer. As of March 31, 1996, approximately 2,140 employees had left the Corporation, with the remaining 560 employees to leave no later than June 1996. Future adjustments to the restructuring charge are expected to include pension settlement gains of approximately $24 in the second quarter of 1996.

Total employee separations under the restructuring program are expected to approximate up to 4,000 employees. As of March 31, 1996, approximately 3,430 employees had left the Corporation under the restructuring program: 970 employees left under severance plans through the end of 1994, 2,195 employees left primarily under the EOO in 1995 and 265 employees left under the EOO and severance plans in the first quarter of 1996. The remaining employee separations are expected to occur primarily in 1996. Total employee separations to date were offset partially by an increase in provisional employees and growth in the business.

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

As a result of employee separations since March 31, 1995, employee-related expenses for the first quarter of 1996 were reduced by approximately $16 compared with the first quarter 1995, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder to occur no later than June 1996. After full implementation of the restructuring program, the Corporation anticipates annual savings of approximately $120 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be substantially offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $80 in 1996. The EOO was funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $5 in the first quarter of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $30 in 1996 under the restructuring program.

Specific process and systems reengineering projects under the restructuring program are expected to be completed in 1996. In addition, shifts within reserve categories are expected to occur in 1996. Management believes that the total restructuring reserve balance of $58.3 as of March 31, 1996 plus the expected net adjustments of approximately $24, discussed previously, are adequate for future estimated costs under the restructuring program.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 3:  Supplemental Financial Information

Operating Earnings(1) - The following unaudited financial data on the Corporation's product groups is voluntary and provided for informational purposes only:


For the Three Months Ended March 31,             1996     1995
Wireline                                       $154.3   $144.5
Wireless                                          2.0     (2.5)
Information and Entertainment                    26.7     26.8
Other(2)                                          8.3      8.3
Total                                          $191.3   $177.1

(1) Represents earnings before interest, taxes, depreciation and amortization. Operating earnings is not a generally accepted accounting principle measurement.
(2) Includes real estate and holding company operations and eliminations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Southern New England Telecommunications Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes The Southern New England Telephone Company's ("Telephone Company's") telecommunications services, premium services and equipment sales. Wireless consists of cellular and paging services; and information and entertainment includes publishing, internet and multimedia services. Services, such as real estate and holding company operations, and eliminations are included in other.

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

Operating Results

 Net income was $52.2 in 1996 compared with $46.7 in 1995. The corresponding net income per share was $.80 in 1996 and $.72 in 1995. Strong wireline operating earnings were partially offset by an $.11 per share dilutive impact related to cellular acquisitions that were completed in July 1995.

Revenues and Sales

 For the Three Months Ended March 31,             1996        1995
 Wireline
    Local service                                $ 164.7   $ 157.4
    Network access                                  97.0      91.5
    Intrastate toll                                 66.4      69.1
    Interstate and international toll               18.0       6.8
    Premium services and equipment sales            25.6      26.6
    Other revenues                                  14.4      14.1
 Wireless
    Cellular                                        46.0      30.1
    Paging                                           1.4       4.3
 Information and Entertainment                      46.0      44.6
 Other                                              (5.5)     (4.1)
 Total Revenues and Sales                        $ 474.0   $ 440.4

 Wireline - Local service revenues, derived from providing local exchange, public telephone and local private line services,
 increased  $7.3,  or  4.6%,  in  1996.   The  increase  was  due
 primarily to strong growth of 3.3% in access lines in service to
 approximately  2,090,000  lines as  of  March  31,  1996.   This
 increase included significant growth in second residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call tracing. Management expects competition to impact local service revenues beginning in 1996 as other telecommunications providers start to offer local service during the year [see Competition].

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

 Network access revenues, generated primarily from interstate and intrastate services, increased $5.5, or 6.0%. Interstate access revenues increased $3.6, or 4.1%, due primarily to growth in interstate minutes of use of approximately 9% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $1.9 due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $2.7, or 3.9%. Toll message revenues decreased $2.1 due primarily to reduced intrastate toll rates, offset partially by a 6.2% increase in toll message volume. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Higher toll volume was due mainly to stormy weather experienced in Connecticut during the first three months of 1996. The offering of competitive discount calling plans and the implementation of intrastate equal access through December 1996 will continue to place downward pressure on intrastate toll revenues.

 Interstate   and   international  toll  services   provided   to
 Connecticut based customers increased $11.2 as a result of strong growth in the customer base. Customers continue to migrate to the SNET All Distance[SM] product line which allows Connecticut customers to package their entire long-distance calling into one competitively priced calling plan.

 Wireless -  Cellular wholesale and retail sales increased  $15.9,
 or   52.8%,  due  mainly  to  strong  growth  of  47.9%  in  the
 preacquisition  subscriber  base  in  response  to   competitive
 marketing and pricing strategies. Also contributing to the increase in cellular sales was the impact of the cellular
 acquisitions  completed  in  July  1995.   Including   the   new
 subscribers from the expanded cellular coverage area, the subscriber base increased 90.5%. Average usage per subscriber continued to decline in 1996, in line with a nationwide trend, as lower volume users made up a larger portion of the subscriber base.

 Paging sales decreased $2.9 as a result of the sale of substantially all of the paging network assets and certain accounts in June 1995. Wireless retained certain paging retail accounts and will continue as a reseller to market paging services under its Page 2000[R] brand name.

 Information   and   Entertainment  -  Growth   in   Yellow   Pages
 advertising was the primary contributor to the $1.4 increase in information and entertainment sales.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

Costs and Expenses

 For the Three Months Ended March 31,              1996      1995
 Operating                                       $180.8    $165.2
 Maintenance                                       87.9      84.6
 Total operating costs                            268.7     249.8
 Depreciation and amortization                     89.2      83.4
 Taxes other than income                           14.0      13.5
 Total Costs and Expenses                        $371.9    $346.7

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
 sold   and   general  and  administrative  expenses,   including
 marketing, represent the remaining portion of these expenses. Total operating costs increased $18.9, or 7.6%.

 Wireline - Wireline operating costs increased $10.9, or 5.2%, due primarily to an increase in contracted services for systems operations (i.e., outsourcing of data center operations) and an increase in costs of providing interstate and international toll
 services.   Partially offsetting these increases was a reduction
 in employee-related expenses as a result of a smaller work force. The Telephone Company's wireline work force decreased to 7,796 employees at March 31, 1996, compared with 8,620 employees at  March  31,  1995,  due primarily to the  EOO  and  severance
 programs  under  the  restructuring program.   The  decrease  in
 employee-related expenses was partially offset by overtime for storm-related repairs and a compensation increase for bargaining-
 unit   employees.    Employee-related   expense   savings    are
 anticipated to continue from employee separations.

 Wireless  -  Wireless operating costs increased $8.1, or 22.2%, due
 primarily  to  an  expanding  preacquisition  subscriber   base,
 including  additional marketing and distributing  expenses.   In
 addition,   the  integration  and  operation  of  the   cellular
 acquisitions contributed to higher costs. Partially offsetting these increases was a reduction in roaming fraud as a result of preventive control programs. Operating costs also decreased due to the impact from the sale of substantially all the paging network assets in June 1995.

 Information and Entertainment - Costs of providing internet services contributed to the $1.5 increase in information and entertainment operating costs.

 Depreciation and Amortization - Depreciation and amortization expense increased $5.8, or 7.0%, due primarily to amortization expense of approximately $4 on intangible assets acquired in the cellular acquisitions, primarily cellular licenses. An increase in the average depreciable telecommunications property, plant and equipment, mainly cell sites, also contributed to the increase in depreciation and amortization expense.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1996 vs. three months ended March 31,1995

Interest Expense

 For the Three Months Ended March  31,              1996      1995
 Interest expense                                  $22.6     $18.0

 Interest expense increased $4.6, or 25.6%, due primarily to the issuance of commercial paper and medium-term notes in connection with the cellular acquisitions. Interest on the financing of the cellular acquisitions approximated $7. This increase was partially offset by interest savings realized from repayment of debt in June 1995 related to paging and real estate operations and by reporting capitalized interest as a cost of telecommunications plant and a reduction to interest expense. Prior to the discontinuance of SFAS No. 71, capitalized interest was reported as a component of other income, net.

Other Income, net

 For the Three Months Ended March  31,              1996      1995
 Other income, net                                  $3.7       $.9

 The increase in other income, net was due primarily to a gain on the sale of cellular equipment and higher interest income.

Income Taxes

 For the Three Months Ended March  31,              1996      1995
 Income taxes                                      $31.0     $29.9

 The combined federal and state effective tax rate for the three months ended March 31, 1996 was 37.3% compared with 39.0% for the same period in 1995. The decrease in the effective tax rate was due primarily to the combined effect of lower Connecticut state tax rates and a higher level of tax credits in 1996.

Comparison of balances as of March 31, 1996 vs. December 31, 1995

Other Current Assets
 Other current assets increased $10.6 due primarily to an increase in prepaid property taxes partially offset by a decrease in income taxes receivable. The increase in prepaid property taxes is a result of the Telephone Company's annual payment of property taxes in March 1996. The prepaid property taxes will be amortized over the remainder of 1996. The decrease in income taxes receivable was due to the timing of income tax payments.

Short-term Debt
 Short-term   debt  decreased  $31.2  due  to  the  pay-down   on
 commercial paper outstanding as a result of an improved cash position.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $123.7 during the three months ended March 31, 1996 as compared with $146.3 during the three months ended March 31, 1995. The decrease was due primarily to higher income tax and interest payments as well as the timing of accounts receivable collections. The primary use of corporate funds continued to be capital expenditures.

 For the three months ended March 31, 1996, cash outlays relating to the Corporation's restructuring charge totaled $18.7. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first three months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $80 in 1996 and will be funded from operations.

 The   Corporation's  ratio  of  debt  to  total   capitalization
 decreased to 78.1% at March 31, 1996 compared with 80.0% at year-
 end  1995.   For  the  first quarter of 1996, the  Corporation's
 Board of Directors declared a dividend of $.44 per share from proceeds in excess of par value.

 Management believes that the Corporation has sufficient internal and external resources to finance the anticipated requirements of business development. Capital additions, restructuring costs, dividends and maturing debt are expected to be funded primarily with cash from operations during 1996. The Corporation also has access to external resources including lines of credit and long-term shelf registration commitments.


WIRELINE

Competition

Wireline (the Telephone Company) is experiencing increased competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Over 105 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer competitive intrastate long-distance services. In addition, over 45 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by December 1996.

To provide competitive products, Wireline has realigned its discount and rate structures to provide Connecticut customers with SNET All Distance, a seamless toll service product line which includes discount calling plans that combine intrastate, interstate and international calling. The migration of customers to these bundled calling plans will continue to place downward pressure on intrastate toll rates and revenues, while at the same time, promote growth for interstate and international toll services.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Concerning competition for local exchange service, eight telecommunications providers have been granted a certificate of public convenience and necessity for local service and four additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will utilize its network and that increased network access revenues will offset a portion of local service revenues lost to competition. Local service competition began in 1996.

Regulatory Matters

State Regulatory Initiatives

In March 1996, the DPUC issued a decision that replaces traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition. The decision contains the following major items: price cap regulation for non-competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap formula becomes effective for these services, unless they have been reclassified into the emerging competitive or competitive categories. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding) changes. As of March 31, 1996, the Telephone Company's rate of return was below the 11.90% threshold.

Federal Regulatory Initiatives

On January 17, 1996, the Telephone Company filed with the FCC a petition requesting authorization to provide interstate and international telecommunications services under non-dominant regulation. If approved, the Telephone Company would provide the service rather than SNET America, Inc., a separate subsidiary of the Corporation.

On February 1, 1996, the U.S. Congress passed legislation that created broad changes in telecommunications law and regulation nationwide. The majority of the federal legislation is consistent with legislation enacted by the State of Connecticut in 1994. Certain provisions of the federal legislation relating to the prices the Telephone Company charges competitors for certain services (those that are below cost today based on their end use prices) could, however, have the effect of producing below cost prices, therefore necessitating the development of a significantly larger state universal service fund than previously anticipated. The legislation allows local exchange carriers ("LECs") with less than 2% of the nation's access lines, including the Telephone Company, to petition the DPUC for a suspension or modification of certain requirements under the federal law that apply specifically to LECs. The DPUC may grant a suspension or modification of the requirements if such action is consistent with the public interest and avoids a significant adverse economic impact on users or a requirement that is unduly economically burdensome or technically infeasible. The Telephone Company filed such a petition with the DPUC on March 15, 1996.

Form 10-Q - Part I & II  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

On April 2, 1996, the Telephone Company filed its 1996 annual interstate access tariff under price cap regulation to become effective July 1, 1996. The Telephone Company again elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing mechanism is invoked. The filing, if approved by the FCC, is anticipated to decrease interstate network access revenues by $.6 for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. The price cap interstate rate of return of 11.58% for calendar year 1995 was also reported to the FCC.

WIRELESS

In April 1996, the U.S. Court of Appeals upheld the FCC's determination that the Corporation's cellular business should be deregulated. This decision is consistent with the recent federal legislation encouraging competition.

INFORMATION AND ENTERTAINMENT

On January 25, 1996, SNET Personal Vision, Inc., a newly formed subsidiary, filed an application seeking approval from the DPUC for a certificate of public convenience and necessity to operate a community antenna television system that would serve the entire state of Connecticut. The Corporation decided to withdraw from video dial tone coincident with filing its cable franchise application. A decision is anticipated by the end of the third quarter of 1996 with service beginning in January 1997.




                  PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no material developments in the first quarter of 1996.


Item 6.   Exhibits and Reports on Form 8-K

   (b)    Reports on Form 8-K

          On   January  22,  1996,  the  Corporation  and  the
          Telephone Company filed, separately, reports on Form 8-K, dated January 22, 1996, announcing the
          Corporation's 1995 financial results.

          On April 23, 1996, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated April 23, 1996 announcing the Corporation's financial results for the first quarter of 1996.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

May 7, 1996



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                       Senior Vice President and Chief Financial Officer