Form 10-K405/A
period 1995-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1996-06-07
CIK 790650

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
            (State or other jurisdiction          (I.R.S. Employer
            of incorporation or organization)     Identification Number)

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

Common stock-par value $1 per share      New York and Pacific Stock Exchanges
per share

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

        Amendment No. 1 to Form 10-K for the Period Ended 12/31/95

                             Exhibit Index

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

Exhibit
Number

99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1995 (filed as Exhibit 99a to Form SE dated 6/6/96, File No. 1-9157).


99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1995 (filed as Exhibit 99b to Form SE dated 6/6/96, File No. 1-9157).

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

             Southern New England Telecommunications Corporation
                              (Registrant)


                      BY:     /s/ Donald R. Shassian
                                  Donald R. Shassian
                         Senior Vice President and Chief Financial Officer


Date:  June 7, 1996