Form 10-Q
period 1996-06-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1996-08-08
CIK 790650

SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1996.



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


   Common stock, par value $1.00 per share:  65,481,898 shares outstanding as of July 31, 1996

Form 10-Q - Part I  Southern New England Telecommunications Corporation



                 PART I - FINANCIAL INFORMATION


Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, consisting of a normal recurring nature necessary for fair presentation for each period shown. The 1995 financial statements have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-K.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

                                              (Unaudited)
                                  For the Three        For the Six
                                  Months Ended         Months Ended
Dollars in Millions, Except          June 30,             June 30,
Per Share Amounts                 1996       1995     1996     1995

Revenues and Sales             $ 487.8    $ 447.5  $ 961.8  $ 887.9

Costs and Expenses
Operating                        201.4      174.7    382.2    339.9
Maintenance                       84.5       88.9    172.4    173.5
Depreciation and amortization     88.2       83.6    177.4    167.0
Taxes other than income           13.5       14.3     27.5     27.8
Total Costs and Expenses         387.6      361.5    759.5    708.2

Operating Income                 100.2       86.0    202.3    179.7
Interest expense                  22.7       19.0     45.3     37.0
Other income, net                  2.1        3.3      5.8      4.2

Income Before Income Taxes        79.6       70.3    162.8    146.9
Income taxes                      29.1       30.2     60.1     60.1

Net Income                     $  50.5    $  40.1  $ 102.7  $  86.8

Weighted Average Common Shares
Outstanding (in thousands)      65,626     64,800   65,505   64,721

Earnings Per Share             $   .77    $   .62  $  1.57  $  1.34

Dividends Declared Per Share*  $   .44    $   .44  $   .88  $   .88

The accompanying notes are an integral part of these financial statements.

* The first and second quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


 Dollars in Millions, Except Per Share    June 30, 1996    December 31, 1995
 Amounts
                                          (Unaudited)
 Assets
 Cash and temporary cash investments      $   11.8             $   11.1
 Accounts receivable, net of allowance
  for uncollectibles of $38.9 and $34.2,
  at each period end                         337.6                347.3
 Materials, supplies and inventories          28.3                 26.1
 Prepaid publishing                           34.8                 37.3
 Deferred income taxes                        63.9                 66.8
 Other current assets                         53.9                 46.3
 Total Current Assets                        530.3                534.9
 Property, plant, and equipment, at cost   4,619.8              4,532.1
 Less:  Accumulated depreciation           3,078.5              2,966.9
 Property, Plant and Equipment, net        1,541.3              1,565.2
 Intangible assets, net                      406.9                414.9
 Deferred income taxes                        90.9                 92.0
 Deferred charges, leases and other assets   114.4                117.2
 Total Assets                             $2,683.8             $2,724.2

 Liabilities and Shareholders' Equity
 Short-term debt                          $  198.9             $  232.2
 Accounts payable and accrued expenses       237.4                261.9
 Restructuring charge - current               48.1                 59.0
 Advance billings and customer deposits       56.5                 58.0
 Accrued compensated absences                 36.7                 36.6
 Other current liabilities                    89.4                 87.9
 Total Current Liabilities                   667.0                735.6
 Long-term debt                            1,174.3              1,182.4
 Accrued postretirement benefit
  obligation                                 313.2                310.8
 Restructuring charge - long-term              9.0                 18.0
 Unamortized investment tax credits           16.5                 17.6
 Other liabilities and deferred credits       87.6                106.9
 Total Liabilities                         2,267.6              2,371.3
 Common stock; $1.00 par value;
  300,000,000 shares authorized;
  68,147,090 and 67,881,159 issued,
  respectively                                68.2                 67.9
 Proceeds in excess of par value *           650.7                697.9
 Retained deficit                           (146.3)              (249.5)
 Less:  Treasury stock; 2,758,512
         shares, at cost                    (104.7)              (104.7)
        Unearned compensation related
         to ESOP                             (51.7)               (58.7)
 Total Shareholders' Equity                  416.2                352.9
 Total Liabilities and Shareholders'
  Equity                                  $2,683.8             $2,724.2

 The accompanying notes are an integral part of these financial statements.

 * The first and second quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY


                                                 (Unaudited)
                                        For the Three         For the Six
                                        Months Ended          Months Ended
                                          June 30,              June 30,
Dollars in Millions                     1996       1995        1996     1995

Common Stock, Par Value
 Balance at Beginning of Period $ 68.0 $ 67.4 $ 67.9 $ 67.3 Common shares issued, at market:
  Dividend reinvestment plan              .1         .1          .2       .2
  Savings and incentive plans             .1         .1          .1       .1
 Balance at End of Period            $  68.2    $  67.6     $  68.2  $  67.6

Proceeds in Excess of Par Value
 Balance at Beginning of Period      $ 674.3    $ 682.8     $ 697.9  $ 677.8
 Dividends declared *                  (28.8)       -         (57.5)     -
 Common shares issued, at market:
  Dividend reinvestment plan             3.7        3.6         7.2      7.4
  Savings and incentive plans            1.5        1.5         3.1      2.7
 Balance at End of Period            $ 650.7    $ 687.9     $ 650.7  $ 687.9

Retained (Deficit) Earnings
 Balance at Beginning of Period      $(197.0)   $ 400.4     $(249.5) $ 381.8
 Net income                             50.5       40.1       102.7     86.8
 Dividends declared *                    -        (28.6)        -      (57.0)
 Tax benefit of dividends declared
  on unallocated shares held in ESOP      .2         .3          .5       .6
 Balance at End of Period            $(146.3)   $ 412.2     $(146.3) $ 412.2

Treasury Stock
 Balance at Beginning and End
  of Period                          $(104.7)   $(104.7)    $(104.7) $(104.7)

Unearned Compensation Related To
 Employee Stock Ownership Plan
  Balance at Beginning of Period     $ (55.3)   $ (66.9)    $ (58.7) $ (69.3)
  Reduction of ESOP debt                 -          -           7.6      7.1
  ESOP earned compensation accrual       3.6        3.5         (.6)    (1.2)
  Balance at End of Period           $ (51.7)   $ (63.4)    $ (51.7) $ (63.4)

Total Shareholders' Equity           $ 416.2    $ 999.6     $ 416.2  $ 999.6

The accompanying notes are an integral part of these financial statements.

* The first and second quarter 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      (Unaudited)
                                               For the Six Months Ended
                                                       June 30,
Dollars in Millions                                1996          1995

Operating Activities
  Net income                                   $  102.7      $   86.8
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                 177.4         167.0
    Restructuring payments                        (43.5)        (36.2)
    Change in operating assets and
     liabilities, net                             (28.0)         (7.2)
    Other, net                                     19.8          12.1
  Net Cash Provided by Operating Activities       228.4         222.5


Investing Activities
  Cash expended for capital additions            (152.5)       (164.9)
  Repayment of loan made to ESOP                     .5            .5
  Other, net                                       17.1          34.8
  Net Cash Used by Investing Activities          (134.9)       (129.6)

Financing Activities
  Net (payments) proceeds of short-term debt      (33.7)        464.0
  Repayments of long-term debt                     (9.1)        (44.4)
  Cash dividends                                  (50.0)        (49.1)
  Net Cash (Used) Provided by Financing
   Activities                                     (92.8)        370.5

Increase in Cash and Temporary Cash Investments      .7         463.4

Cash and temporary cash investments at
 beginning of period                               11.1           6.7

Cash and Temporary Cash Investments at
 End of Period                                 $   11.8       $ 470.1

Income Taxes Paid                              $   42.5      $   33.6

Interest Paid                                  $   49.0      $   38.7

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

The original 1993 restructuring charge and costs incurred during 1994 and 1995 are summarized as follows:

                                               Costs     Costs
                                   Balance   incurred  incurred    Balance
                                 at Dec. 31,  during    during   at Dec. 31,
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

The Corporation incurred restructuring costs in 1996 as follows:

                                      For the Three Months  For the Six Months
                                      Ended June 30, 1996   Ended June 30, 1996
Employee separation costs
 (including net settlement gains)           $(13.9)               $ (9.6)
Process and systems reengineering             13.8                  27.2
Exit and other costs                           1.3                   2.3
Total Costs Incurred                        $  1.2                $ 19.9


Costs incurred for employee separations included payments for severance, unused compensated absences and health care continuation, as well as non-cash net pension and postretirement settlement gains. Process and systems reengineering costs included incremental costs incurred in connection with the execution of numerous reengineering programs involving network operations, customer service, repair and support processes. Exit and other costs included expenses related to redesigning work
areas to   reduce   overall   corporate   space requirements.

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,700 employees accepted the offer and left the Corporation through June 1996. Net settlement gains of $23.6 were recorded in the second quarter 1996 to account for the estimated lump-sum pension payments made for employee separations during the quarter. In addition, approximately 450 management employees accepted a severance plan during 1996. To date, approximately 350 employees have left the Corporation under this plan. The enhanced benefits under the severance plan are expected to result in an additional net settlement gain to be recorded to the restructuring charge in the second half of 1996. The Corporation has not yet quantified the additional net settlement gain.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 1:  Restructuring Charge (continued)

Total employee separations under the restructuring program are expected to approximate 4,250 employees. As of June 30, 1996, approximately 4,150 employees had left the Corporation under the restructuring program: 970 employees left under severance plans through the end of 1994, 2,195 employees left primarily under the EOO in 1995 and 985 employees left under the EOO and a severance plan through the first half of 1996. The remaining 100 employee separations are expected to occur in the second half of 1996. Total employee separations to date were offset partially by an increase in provisional employees and growth in the business.

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

As a result of employee separations since June 30, 1995, employee-related expenses for the first half of 1996 were reduced by approximately $30 compared with the first half of 1995, net of costs for provisional employees. Most of the reduction in employee-related expenses, due to the EOO, will be realized in 1996 since the majority of the employee separations occurred in the fourth quarter of 1995, with the remainder occurring through
June  1996.   After  full  implementation  of  the  restructuring
program,   the   Corporation  anticipates   annual   savings   of
approximately $120 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be substantially offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $80 in 1996. The EOO was funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $9 in the first half of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $30 in 1996 under the restructuring program.

Specific process and systems reengineering projects under the restructuring program are expected to be completed in 1996. In addition, shifts within reserve categories are expected to occur in 1996. Management believes that the total restructuring reserve balance of $57.1 as of June 30, 1996, plus any additional net settlement gain previously discussed, is adequate for future estimated costs under the restructuring program.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)


Note 2:  Supplemental Financial Information

Operating Earnings(1) - The following unaudited financial data on the Corporation's product groups is voluntary and it is provided for informational purposes only:

                                 For the Three Months   For the Six Months
                                     Ended June 30,       Ended June 30,
                                      1996     1995       1996      1995
Wireline                             $146.6   $131.7     $300.9    $276.2
Wireless                               10.2       .7       12.2      (1.8)
Information and Entertainment          28.3     26.9       55.0      53.7
Other(2)                                3.3     10.3       11.6      18.6
Total(3)                             $188.4   $169.6     $379.7    $346.7

(1) Represents earnings before interest, taxes, depreciation and amortization. Operating earnings is not a generally accepted accounting principle measurement.
(2) Includes real estate and holding company operations and eliminations.
(3) Operating earnings, normalized to exclude a special item, was $180.6 and $357.7 for the three and six month periods ended June 30, 1995, respectively. The special item was an $11.0 before-tax charge for litigation matters recorded by the Wireline product group.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Southern New England Telecommunications Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes telephone related services, premium services and equipment sales. Wireless consists of cellular and paging services; and information and entertainment includes publishing, internet and multimedia services. Other activities, such as real estate and holding company operations, and eliminations are included in other.

Comparison of the periods ended June 30, 1996 vs. the periods ended June 30, 1995

Operating Results

 Net  income was $50.5, or $.77 per share, and $102.7,  or  $1.57 per share, for the three and six months ended June 30, 1996, respectively. The corresponding periods in 1995 generated net income of $40.1, or $.62 per share, and $86.8, or $1.34 per share. Net income for 1996 was partially offset by a $.07 and $.18 per share dilutive impact for the three and six month periods, respectively, related to cellular acquisitions that were completed in July 1995. Net income for both periods of 1995 was partially offset by an $11.0 charge, $6.3 or $.10 per share after-tax, associated primarily with a court ruling on The Southern New England Telephone Company's ("Telephone Company") labor practices.

Revenues and Sales

                                 For the Three Months   For the Six Months
                                     Ended June 30,       Ended June 30,

                                    1996      1995       1996     1995

 Wireline
    Local service                  $168.5    $160.0     $333.2    $317.4
    Network access                   97.1      93.0      194.1     184.5
    Intrastate toll                  64.6      66.5      131.0     135.6
    Interstate and
     international toll              24.4       9.3       42.4      16.1
    Premium services and
     equipment sales                 24.6      27.4       50.2      54.0
    Other revenues                   12.4      11.7       26.8      25.8
    Total Wireline                  391.6     367.9      777.7     733.4

 Wireless
    Cellular                         54.8      34.2      100.8      64.3
    Paging                            1.6       4.5        3.0       8.8
    Total Wireless                   56.4      38.7      103.8      73.1

 Information and Entertainment       46.1      45.5       92.1      90.1

 Other                               (6.3)     (4.6)     (11.8)     (8.7)

 Total Revenues and Sales          $487.8    $447.5     $961.8    $887.9

 Wireline - Local service revenues, derived from providing local exchange, public telephone and local private line services, increased $8.5, or 5.3%, and $15.8, or 5.0%, for the three and
 six   month  periods,  respectively.   The  increases  were  due
 primarily  to  growth  of 3.3% in access  lines  in  service  to
 approximately  2,109,000  lines as  of  June  30,  1996.   These
 increases included significant growth in second residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call blocking and call

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended June 30, 1996 vs. the periods ended June 30, 1995

 tracing.   Management continues to expect competition to  impact
 local service revenues beginning in the later half of 1996 as other telecommunications providers start to offer local service
 [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $4.1, or 4.4%, and $9.6, or 5.2%, for the three and six month periods, respectively. Interstate access revenues increased $2.5, or 2.8%, for the quarter, and $6.1, or 3.5%, for the six month period, due primarily to growth in interstate minutes of use of approximately 7% and 8%, respectively, and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use was a decrease in tariff rates implemented on August 1, 1995, in accordance with the Telephone Company's annual Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $1.6 for the quarter and $3.5 for the six month period, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $1.9, or 2.9%, and $4.6, or 3.4%, for the three and six month periods, respectively. Toll message revenues decreased $2.3 and $4.4 for the same periods. The decreases were due primarily to reduced intrastate toll rates, offset partially by increases in toll message volume of 2.4% for the quarter and 4.3% for the six month period. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Higher toll volume was mainly due to greater customer demand, partially offset by the increasingly competitive toll market. The offering of competitive discount calling plans and the implementation of intrastate equal access by November 1996 will continue to place downward pressure on intrastate toll revenues.

 Interstate   and   international  toll  services   provided   to
 Connecticut based customers increased significantly as the customer base more than tripled within one year. Customers continue to migrate to the SNET All Distance[SM] product line which allows Connecticut customers to package their entire long-distance calling into one competitively priced calling plan.

 Wireless - For the three and six month periods, cellular wholesale and retail sales increased $20.6, or 60.2%, and $36.5, or 56.8%, respectively, due mainly to the impact of the cellular acquisitions completed in July 1995. Also contributing to the increase in cellular sales was strong growth of 37.4% in the preacquisition subscriber base in response to competitive marketing and pricing strategies. Including the new subscribers from the expanded cellular coverage area, the subscriber base increased 77.9%. Average usage per subscriber continued to decline in 1996, in line with a nationwide trend, as lower volume users made up a larger portion of the subscriber base.

 Paging sales decreased as a result of the sale of substantially all of the paging network assets and certain accounts in June 1995. Wireless retained certain paging retail accounts and will continue as a reseller to market paging services under its Page 2000[R] brand name.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended June 30, 1996 vs. the periods ended June 30, 1995

Information and Entertainment - Growth in Yellow Pages advertising and internet sales were the primary contributors to the increase in information and entertainment sales.

Costs and Expenses
                                  For the Three Months   For the Six Months
                                       Ended June 30,     Ended June 30,

                                       1996     1995      1996    1995
 Operating                            $201.4   $174.7    $382.2  $339.9
 Maintenance                            84.5     88.9     172.4   173.5
 Total operating costs                 285.9    263.6     554.6   513.4
 Depreciation and amortization          88.2     83.6     177.4   167.0
 Taxes other than income                13.5     14.3      27.5    27.8
 Total Costs and Expenses             $387.6   $361.5    $759.5  $708.2

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
 sold   and   general  and  administrative  expenses,   including
 marketing, represent the remaining portion of these expenses. Total operating costs increased $22.3, or 8.5%, for the quarter, and $41.2, or 8.0%, for the six month period.

 Wireline - For the three and six month periods, wireline operating costs increased $10.5, or 4.7%, and $21.4, or 5.0%,
 respectively.   Excluding the $11.0 litigation charge  in  1995,
 operating costs for those periods increased $21.5 and $32.4, respectively, due primarily to an increase in the direct costs
 of   providing  interstate  and  international  toll   services.
 Additionally, increases occurred in contracted services, due in part to certain outsourcing initiatives, and in advertising. Partially offsetting these increases was a reduction in employee-
 related  expenses  as  a result of a smaller  work  force.   The
 Telephone Company's wireline work force decreased to 7,899 employees at June 30, 1996, compared with 8,706 employees at June 30, 1995, due primarily to the EOO and severance plans under the restructuring program [see Note 1]. The decrease in employee-related expenses was partially offset by compensation increases for employees and increased overtime, due to severe weather and increased service volume.

 Wireless - For the three and six month periods, wireless operating costs increased $7.6, or 20.2%, and $15.7, or 21.2%, respectively, due primarily to costs related to the expanded cellular area and the increasing preacquisition subscriber base. Partially offsetting these increases was a reduction in roaming fraud as a result of preventive control programs. Operating costs also decreased due to the impact from the sale of substantially all the paging network assets in June 1995.

 Information  and  Entertainment - Information  and  entertainment
 operating   costs  decreased  4.3%  for  the  quarter   as   the
 discontinuance of the video dial tone trial was offset partially by development costs associated with SNET Personal Vision, Inc. ("Personal Vision") and start-up costs of providing internet service. For the six month period, operating costs increased 1.9% due to the increasing costs of providing internet service and cable television development costs.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended June 30, 1996 vs. the periods ended June 30, 1995

 Depreciation and Amortization - Depreciation and amortization expense increased $4.6, or 5.5%, and $10.4, or 6.2%, for the three and six month periods, respectively. The increases were due primarily to amortization expense on intangible assets, mainly cellular licenses, acquired in the cellular acquisitions. Such amortization expense approximated $4 and $8 for the three and six month periods, respectively. An increase in the average depreciable telecommunications property, plant and equipment,
 mainly   cell  sites,  also  contributed  to  the  increase   in
 depreciation and amortization expense.

Interest Expense

                             For the Three Months  For the Six Months
                                Ended June 30,        Ended June 30,
                               1996       1995       1996      1995
 Interest expense             $22.7      $19.0      $45.3     $37.0

 Interest expense increased due primarily to the issuance of commercial paper and medium-term notes in connection with the cellular acquisitions. Interest on the financing of the cellular acquisitions approximated $7 for the quarter and $15 for the six month period. These increases were partially offset by interest savings realized from repayment of debt in June 1995 related to paging and real estate operations and by reporting capitalized interest as a cost of telecommunications plant and a reduction to interest expense. Prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," capitalized interest was reported as a component of other income, net.

Income Taxes

                             For the Three Months  For the Six Months
                                Ended June 30,        Ended June 30,
                               1996       1995       1996      1995
 Income taxes                 $29.1      $30.2      $60.1     $60.1

 The combined federal and state effective tax rate for the quarter was 36.6% compared with 43.0% for the same period in 1995. The tax rate for the six month period decreased to 36.9% from 40.9% for the respective 1995 period. The decrease in the effective tax rate was due primarily to the combined effect of lower Connecticut state tax rates and a higher level of state tax credits in 1996.

Comparison of balances as of June 30, 1996 vs. December 31, 1995

Short-term Debt
 Short-term   debt  decreased  $33.3  due  to  the  pay-down   on
 commercial paper outstanding as a result of an improved cash position.

Accounts Payable and Accrued Expenses
 Accounts payable and accrued expenses decreased $24.5 due to timing of payments of accounts payable.

Form 10-Q  - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of balances as of June 30, 1996 vs. December 31, 1995

Other Liabilities and Deferred Credits
 Other liabilities and deferred credits decreased $19.3 due primarily to recognition of a pension settlement gain associated with the EOO which decreased the accrued pension liability.

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $228.4 during the six months ended June 30, 1996 as compared with $222.5 during the six months ended June 30, 1995. The primary use of corporate funds continued to be capital expenditures.

 For the six months ended June 30, 1996, cash outlays relating to the Corporation's restructuring charge totaled $43.5. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first six months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $80 in 1996 and will be funded from operations.

 The Corporation's ratio of debt to total capitalization decreased to 76.7% at June 30, 1996 compared with 80.0% at year-end 1995. For the second quarter of 1996, the Corporation's Board of Directors declared a dividend of $.44 per share from proceeds in excess of par value.

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


WIRELINE

Competition

Wireline (primarily the Telephone Company) is experiencing increased competition from carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from resellers of telecommunications systems and networks of underlying carriers. Over 120 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer intrastate long-distance services. In addition, over 60 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by November 1996.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


To provide competitive products, Wireline has realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[SM], a seamless toll service product line which includes discount calling plans that include intrastate, interstate and international calling. The migration of customers to these bundled calling plans will continue to place downward pressure on intrastate toll rates and revenues, while at the same time, promote growth for interstate and international toll services.

Concerning competition for local exchange service, eleven telecommunications providers have been granted certificates of public convenience and necessity for local service and six additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will resell the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition. Local service competition is expected to begin in the later half of 1996.

Regulatory Matters

State Regulatory Initiatives

On June 28, 1996, the Telephone Company filed its first reclassification application with the DPUC. The Telephone Company has requested that message toll service and calling card service be reclassified from the noncompetitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to its competitors. A decision is expected by October 1996. Additional services will be filed for reclassification as market conditions warrant.

On March 15, 1996, the Telephone Company filed a petition with the DPUC requesting a waiver of the Telecommunications Act of 1996 ("Federal Act") that requires the pricing of wholesale local residential service based on retail rates minus avoided costs. On May 17, 1996, the DPUC issued a decision denying the Telephone Company's petition without prejudice. The DPUC determined that the Telephone Company may be entitled to a suspension of the application of the Federal Act's resale provisions, but that the record in the proceeding was not sufficient to make that determination. The DPUC indicated that the Telephone Company may find it necessary to renew its petition after the DPUC's review
of   the   Telephone   Company's   revised   cost   studies   and
determinations regarding a universal service fund for the State of Connecticut. On May 31, 1996, the DPUC began a proceeding to review the revised cost studies submitted by the Telephone Company. A decision is expected in November 1996.

Federal Regulatory Initiatives

On August 1, 1996, the FCC adopted regulations which enable the states to begin implementing local competition under the provisions of the Federal Act. The regulations addressed the methods of entry into the local telephone market and the cost-based method for states to use in determining rates for interconnection and the purchase of unbundled elements. This decision is the first of three parts to carry out the Federal Act. Future decisions will include universal service and access charge reform. The majority of the regulations are consistent with legislation enacted by the State of Connecticut in 1994

Form 10-Q - Part I & II Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


which opened Connecticut telecommunications market to competition. Management expects the DPUC's proceedings on cost studies to be consistent with these regulations. The impact on the Corporation will not be known until all decisions are finalized.

On January 17, 1996, the Telephone Company filed with the FCC a petition requesting authorization to provide interstate and international telecommunications services under non-dominant regulation. On July 19, 1996, the FCC issued a decision denying the request. Rather than issuing decisions on a company by company basis, the FCC subsequently issued a Notice of Proposed Rulemaking seeking comment on this topic for all independent local exchange carriers. The Telephone Company filed its comments on August 5, 1996. If granted non-dominant status, the Telephone Company would have the option of providing these services, rather than providing them through SNET America, Inc., a separate subsidiary of the Corporation.

On June 24, 1996, the FCC approved the Telephone Company's 1996 annual interstate access tariff filing. These tariffs became effective July 1, 1996. The Telephone Company again elected a 4.0% productivity factor and will be allowed to earn up to a 12.25% interstate rate of return annually before any sharing. The filing is anticipated to decrease interstate network access rates by $2.3 for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. The price cap interstate rate of return of 11.58% for calendar year 1995 was also reported to the FCC.


INFORMATION AND ENTERTAINMENT

On August 2, 1996, the DPUC, in a draft decision, approved Personal Vision's application for a certificate of public convenience and necessity to operate a community antenna television system that would serve the entire state of Connecticut. A final decision is anticipated by the end of the third quarter of 1996 with service expected to begin in January 1997.

On June 18, 1996, Personal Vision signed a letter of intent to join the Americast partnership. The partnership will provide Personal Vision the full range of americast[TM] programming and marketing services and access to the joint venture's innovative technology. The americast service is expected to be launched in Connecticut in early 1997.



                  PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings

       There were no material developments in the second quarter of 1996.

Form 10-Q - Part II  Southern New England Telecommunications Corporation


Item 4.  Submission of Matters to a Vote of Security Holders

       On May 8, 1996, the Corporation held its Annual Meeting of Shareholders ("Annual Meeting").

       The following persons, having received the FOR votes set opposite their respective names, constituting in excess of a majority of the votes cast at the Annual Meeting for the election of Directors, were duly elected Class I Directors for a term of three years:

  (a)        Directors                 For         Withheld

       William F. Andrews        51,682,071        1,086,573
       Barry M. Bloom            51,711,663        1,056,981
       William R. Fenoglio       51,728,378        1,040,266
       Dr. Claire L. Gaudiani    51,642,712        1,125,932
       Daniel J. Miglio          51,268,974        1,499,670

       The terms of office of the following Directors continued after the Annual Meeting: Richard H. Ayers, Zoe Baird, Robert L. Bennett, Frank J. Connor, James R. Greenfield, Ira D. Hall, Dr. Burton G. Malkiel, Frank R. O'Keefe, Jr.

  (b) Shareholders ratified the appointment of Coopers & Lybrand L.L.P., as independent public accountants, to examine the consolidated financial statements of the Corporation for the current year ending December 31, 1996. The vote was 51,853,317 shares FOR and 590,321 shares AGAINST, with 325,006 shares abstaining.

  (c)  Shareholders approved the establishment of the 1996 Non-
       Employee Director Stock Plan.  The vote was 48,040,543
       shares FOR and 3,755,215 shares AGAINST, with 972,885 shares abstaining.

  (d) Shareholders rejected the shareholder proposal to eliminate the classified board. The vote was 16,706,663 shares FOR and 29,269,263 shares AGAINST, with 1,712,348 shares abstaining and 5,080,470 broker non-votes.

Item 6.  Exhibit and Reports on Form 8-K

  (a)  Exhibit

       (27) Financial Data Schedule

  (b)  Reports on Form 8-K

       On  April  23,  1996, the Corporation and  the  Telephone
       Company  filed,  separately, reports on Form  8-K,  dated
       April 23, 1996 announcing the Corporation's financial results for the first quarter of 1996.

       On  July  23,  1996,  the Corporation and  the  Telephone
       Company  filed,  separately, reports on Form  8-K,  dated
       July 23, 1996 announcing the Corporation's financial results for the second quarter of 1996.

Form 10-Q - Part II  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

August 8, 1996



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                   Senior Vice President and Chief Financial Officer