Form 10-Q
period 1996-09-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1996-11-12
CIK 790650

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1996.



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


      Common stock, par value $1.00 per share:  65,629,020 shares outstanding as of October 31, 1996.

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

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. The 1995 financial statements have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1995 Annual Report on Form 10-K.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                               (Unaudited)
                                   For the Three          For the Nine
                                   Months Ended           Months Ended
                                   September 30,          September 30,
Dollars in Millions, Except       1996       1995        1996       1995
Per Share Amounts

Revenues and Sales             $  488.2    $  464.9    $ 1,450.0   $ 1,352.8

Costs and Expenses
Operating                         205.8       194.2        588.0       534.1
Maintenance                        89.5        84.3        261.9       257.8
Depreciation and amortization      88.5        88.3        265.9       255.3
Taxes other than income            13.9        14.7         41.4        42.5
Total Costs and Expenses          397.7       381.5      1,157.2     1,089.7

Operating Income                   90.5        83.4        292.8       263.1
Interest expense                   21.9        24.3         67.2        61.3
Other income, net                    .4         5.5          6.2         9.7

Income Before Income Taxes         69.0        64.6        231.8       211.5
Income taxes                       23.2        23.3         83.3        83.4

Net Income                      $  45.8    $   41.3    $   148.5   $   128.1

Weighted Average Common Shares
Outstanding (in thousands)       65,606      64,957       65,539      64,800

Earnings Per Share              $   .70    $    .64    $    2.27   $    1.98

Dividends Declared Per Share *  $   .44    $    .44    $    1.32   $    1.32


The accompanying notes are an integral part of these financial statements.

* The 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


Dollars in Millions, Except
Per Share Amounts                     September 30, 1996    December 31, 1995
                                          (Unaudited)
Assets
Cash and temporary cash investments        $     13.1         $     11.1
Accounts receivable, net of allowance for
 uncollectibles of $35.9 and $34.2,
 respectively                                   336.6              347.3
Materials, supplies and inventories              26.6               26.1
Prepaid publishing                               33.7               37.3
Deferred income taxes                            73.3               66.8
Other current assets                             38.6               46.3
Total Current Assets                            521.9              534.9
Property, plant and equipment, at cost        4,671.0            4,532.1
Less:  Accumulated depreciation               3,120.1            2,966.9
Property, Plant and Equipment, net            1,550.9            1,565.2
Intangible assets, net                          404.5              414.9
Deferred income taxes                            92.1               92.0
Deferred charges, leases and other assets       112.4              117.2
Total Assets                                 $2,681.8           $2,724.2

Liabilities and Shareholders' Equity
Short-term debt                              $  187.3           $  232.2
Accounts payable and accrued expenses           226.7              261.9
Restructuring charge - current                   71.1               59.0
Advance billings and customer deposits           62.2               58.0
Accrued compensated absences                     36.9               36.6
Other current liabilities                        95.4               87.9
Total Current Liabilities                       679.6              735.6
Long-term debt                                1,169.7            1,182.4
Accrued postretirement benefit obligation       313.2              310.8
Restructuring charge - long-term                 17.0               18.0
Unamortized investment tax credits               16.0               17.6
Other liabilities and deferred credits           45.5              106.9
Total Liabilities                             2,241.0            2,371.3
Common stock; $1.00 par value; 300,000,000
 shares authorized; 68,267,999 and
 67,881,159 issued, respectively                 68.3               67.9
Proceeds in excess of par value *               626.7              697.9
Retained deficit                               (100.3)            (249.5)
Less:  Treasury stock; 2,758,512 shares,
       at cost                                 (104.7)            (104.7)
       Unearned compensation related to ESOP    (49.2)             (58.7)
Total Shareholders' Equity                      440.8              352.9
Total Liabilities and Shareholders'Equity    $2,681.8           $2,724.2

The accompanying notes are an integral part of these financial statements.

* The 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY


                                                (Unaudited)
                                     For the Three          For the Nine
                                     Months Ended           Months Ended
                                     September 30,          September 30,
Dollars in Millions                 1996         1995      1996        1995

Common Stock, Par Value
 Balance at Beginning of Period $ 68.2 $ 67.6 $ 67.9 $ 67.3 Common shares issued, at market:
  Dividend reinvestment plan            .1          .1         .3         .3
  Savings and incentive plans           -           -          .1         .1
 Balance at End of Period          $  68.3    $   67.7   $   68.3   $   67.7

Proceeds in Excess of Par Value
 Balance at Beginning of Period    $ 650.7    $  687.9   $  697.9   $  677.8
 Dividends declared *                (28.8)         -       (86.3)        -
 Common shares issued, at market:
  Dividend reinvestment plan           3.6         4.0       10.8       11.4
  Savings and incentive plans          1.2          -         4.3        2.7
 Balance at End of Period          $ 626.7    $  691.9   $  626.7   $  691.9

Retained (Deficit) Earnings
 Balance at Beginning of Period    $(146.3)   $  412.2   $ (249.5)  $  381.8
 Net income                           45.8        41.3      148.5      128.1
 Dividends declared *                   -        (28.5)        -       (85.5)
 Tax benefit of dividends declared
  on unallocated shares held
  in ESOP                               .2          .3         .7         .9
 Balance at End of Period          $(100.3)   $  425.3   $ (100.3)  $  425.3

Treasury Stock
 Balance at Beginning and End
  of Period                        $(104.7)   $ (104.7)  $ (104.7)  $ (104.7)

Unearned Compensation Related
 To Employee Stock Ownership Plan
 Balance at Beginning of Period    $ (51.7)   $  (63.4)  $  (58.7)  $  (69.3)
 Reduction of ESOP debt                4.5         4.0       12.1       11.1
 ESOP earned compensation accrual     (2.0)       (1.1)      (2.6)      (2.3)
 Balance at End of Period          $ (49.2)   $  (60.5)  $  (49.2)  $  (60.5)

Total Shareholders' Equity         $ 440.8    $1,019.7    $ 440.8   $1,019.7


The accompanying notes are an integral part of these financial statements.

* The 1996 dividends were declared out of proceeds in excess of par value.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      (Unaudited)
                                               For the Nine Months Ended
                                                      September 30,
Dollars in Millions                                  1996         1995

Operating Activities
  Net income                                       $  148.5      $  128.1
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     265.9         255.3
    Restructuring payments                            (57.9)        (62.7)
    Change in operating assets and liabilities, net   (34.1)         (5.2)
    Other, net                                         27.6          27.3
  Net Cash Provided by Operating Activities           350.0         342.8

Investing Activities
  Cash expended for capital additions                (234.6)       (248.6)
  Repayment of loan made to ESOP                        1.0            .9
  Purchase of cellular properties                        -         (455.6)
  Proceeds from asset sales                             6.9          65.1
  Other, net                                           10.0           3.7
  Net Cash Used by Investing Activities              (216.7)       (634.5)

Financing Activities
  Net (payments) proceeds of short-term debt          (25.9)        152.3
  Proceeds from long-term debt                           -          300.0
  Repayments of long-term debt                        (30.4)        (65.9)
  Cash dividends paid                                 (75.0)        (73.4)
  Other, net                                             -           (2.3)
  Net Cash (Used) Provided by Financing Activities   (131.3)        310.7

Increase in Cash and Temporary Cash Investments         2.0          19.0

Cash and temporary cash investments at
 beginning of period                                   11.1           6.7

Cash and Temporary Cash Investments at
 End of Period                                     $   13.1      $   25.7

Income Taxes Paid                                  $   61.5      $   63.6

Interest Paid                                      $   74.7      $   56.4


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

The original 1993 restructuring charge and costs incurred are summarized as follows:

                     Balance     Costs     Costs     Costs    Balance
                       at       incurred  incurred  incurred     at
                     Dec. 31,    during    during    during   Sept. 30,
                      1993        1994      1995      1996      1996
Employee separation
 costs                $170.0    $(41.8)   $(111.2)  $  51.1    $ 68.1
Process and systems
 reengineering         145.0     (35.0)     (74.2)    (36.4)     (0.6)
Exit and other costs    40.0     (13.3)      (2.5)     (3.6)     20.6
Total                 $355.0    $(90.1)   $(187.9)  $  11.1    $ 88.1

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

In July 1995, the early-out offer ("EOO") was available to the bargaining-unit work force and approximately 2,700 employees accepted the offer and left the Corporation through June 1996. Net settlement gains of $23.6 were recorded in the second quarter 1996 to account for the lump-sum pension payments made for employee separations during the quarter. A settlement gain of $21.0 was also recorded in the third quarter 1996 to account for the remaining settlement gains resulting from the EOO. In addition, approximately 450 management employees accepted a severance plan with enhanced benefits during 1996. Approximately 420 management employees have left the Corporation under this plan through September 30, 1996. As a result, a net settlement gain of $24.4 was recorded in the third quarter 1996.

Total employee separations under the restructuring program are expected to approximate 4,300 employees. As of September 30, 1996, approximately 4,230 employees had left the Corporation under the restructuring program: 970 employees left under severance plans through the end of 1994, 2,195 employees left primarily under the EOO in 1995 and 1,065 employees left under the EOO and severance plans through the nine months of 1996. Total employee separations to date were offset substantially by an increase in provisional employees to support greater demand for services.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 1:  Restructuring Charge (continued)

As a result of employee separations since September 30, 1995, employee-related expenses for the first nine months of 1996 were reduced by approximately $50 compared with the first nine months of 1995, net of costs for provisional employees. Beginning in 1997, the Corporation anticipates annual savings of approximately $100 from reduced employee-related expenses, net of costs for provisional employees. These anticipated savings will also be offset by growth in the business.

Cash expenditures for the restructuring program are estimated to be $70 in 1996. The EOO was funded primarily by the pension and postretirement plans. Incremental capital expenditures related to the restructuring program approximated $14 in the first nine months of 1996. These items were recorded in property, plant and equipment and will result in increased depreciation expense in future years. The Corporation currently anticipates total incremental capital expenditures of approximately $20 in 1996 under the restructuring program.

Certain process improvement and reengineering programs have been redesigned due to business changes and will extend into 1997. In addition, shifts within reserve categories are expected to occur in the fourth quarter 1996. Management believes that the total restructuring reserve balance of $88.1 as of September 30, 1996 is adequate for future estimated costs under the restructuring program.


Note 2:  Subsequent Event

On October 22, 1996, the Corporation announced that it will acquire the remaining 63.5% of Woodbury Telephone Company ("Woodbury") which it does not already own for an aggregate consideration of approximately $30. Under the terms of the agreement, common shareholders of Woodbury will exchange each outstanding Woodbury common share for an amount of SNET common shares having a market value of $43 per share at the closing of the transaction, subject to certain conditions. The acquisition will be accounted for as a purchase, and is expected to close in mid-1997, pending approval by Woodbury shareholders and regulatory agencies. Woodbury has approximately 19,000 access lines, all in Connecticut, and reported 1995 net income of $1.8 on $12.6 in revenue.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)


Note 3:  Supplemental Financial Information

Operating Earnings(1) The following unaudited financial data on the Corporation's product groups is voluntary and is provided for informational purposes only:

                                  For the Three        For the Nine
                                  Months Ended         Months Ended
                                  September 30,        September 30,
                                  1996     1995        1996      1995
Wireline                         $135.7   $140.7      $436.6    $416.9
Wireless                           11.2     (4.5)       23.4      (6.3)
Information and Entertainment      30.0     24.3        85.0      78.0
Other(2)                            2.1     11.2        13.7      29.8
Total                            $179.0   $171.7      $558.7    $518.4(3)

(1) Represents earnings before interest, taxes, depreciation and amortization. Operating earnings is not a generally accepted accounting principle measurement.
(2) Includes real estate and holding company operations and eliminations.
(3) Operating earnings, normalized to exclude an $11.0 before-tax charge for litigation matters recorded by the Wireline product group, was $529.4 for the nine month period ended September 30, 1995.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Southern New England Telecommunications Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes telephone related services, premium services and equipment  sales;  wireless consists  of  cellular  services  and equipment sales and paging services; and information and entertainment includes publishing, internet and multimedia services. Other activities, such as real estate and holding company operations, and eliminations are included in other.

Comparison of the periods ended September 30, 1996 vs. the periods ended September 30, 1995

Operating Results

 Net income was $45.8, or $.70 per share, and $148.5, or $2.27 per share, for the three and nine months ended September 30, 1996, respectively. The corresponding periods in 1995 generated net income of $41.3, or $.64 per share, and $128.1, or $1.98 per share. Net income for the nine month period of 1996 was partially offset by an $.18 per share dilutive impact related to cellular acquisitions that were completed in July 1995. Net income for the nine month period of 1995 was partially offset by an $11.0 charge, $6.3 or $.10 per share after-tax, associated primarily with a court ruling on The Southern New England Telephone Company's ("Telephone Company") labor practices.

Revenues and Sales

                                       For the Three       For the Nine
                                       Months Ended        Months Ended
                                       September 30,       September 30,
                                       1996      1995      1996      1995
Wireline
 Local service                       $170.5    $161.8     $503.7     $479.2
 Network access                        94.4      91.8      288.5      276.3
 Intrastate toll                       62.1      66.4      193.1      202.0
 Interstate and international toll     28.9      12.0       71.3       28.1
 Premium services and equipment sales  26.9      26.2       77.1       80.2
 Other revenues                        11.1      18.1       37.9       43.9
 Total Wireline                       393.9     376.3    1,171.6    1,109.7
Wireless
 Cellular service                      52.7      44.0      149.0      106.2
 Cellular equipment sales               2.5       2.5        7.0        4.6
 Paging                                 1.5       1.9        4.5       10.7
 Total Wireless                        56.7      48.4      160.5      121.5
Information and Entertainment          46.0      45.6      138.1      135.7
Other                                  (8.4)     (5.4)     (20.2)     (14.1)
Total Revenues and Sales             $488.2    $464.9   $1,450.0   $1,352.8


Wireline - Local service revenues, derived from providing local exchange, public telephone and local private line services, increased $8.7, or 5.4%, and $24.5, or 5.1%, for the three and
nine  month  periods,  respectively.   The  increases  were  due
primarily  to  growth  of 4.3% in access  lines  in  service  to
approximately  2,145,000 lines as of September 30,  1996.   This
increase included significant growth in Centrex sales and second residential access lines. Local service revenues also increased due to growth in subscriptions to SmartLink[R] advanced calling features, including Caller ID, missed call dialing, call

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended September 30, 1996 vs. the periods ended September 30, 1995 blocking  and  call  tracing.  Management  continues  to  expect
 competition   to   impact  local  service  revenues   as   other
 telecommunications   providers   offer   local   service    [see
 Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $2.6, or 2.8%, and $12.2, or 4.4%, for the three and nine month periods, respectively. Interstate access revenues were relatively flat for the quarter, and increased $6.6, or 2.5%, for the nine month period, due primarily to growth in interstate minutes of use of approximately 9%. Partially offsetting the impact of the increase in minutes of use was a decrease in rates due to discount calling plans and the Telephone Company's 1996 Federal Communications Commission ("FCC") filing under price cap regulation. In addition, intrastate access revenues increased $2.1 for the quarter and $5.6 for the nine month period, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $4.3, or 6.5%, and $8.9, or 4.4%, for the three and nine month periods, respectively. The decreases were due primarily to reduced intrastate toll rates from the migration of customers to several of the Corporation's discount calling plans. Toll message volume decreased by 1.7% for the quarter and increased by 2.3% for the nine month period. Lower toll volume for the quarter was mainly due to the increasingly competitive toll market, while higher customer demand more than offset the impact of competition during the nine month period. Customer migration to discount calling plans and the completion of intrastate equal access in November 1996 will continue to place downward pressure on intrastate toll revenues.

 Interstate and international toll services provided to Connecticut based customers increased significantly as the customer base more than doubled from September 30, 1995 to September 30, 1996. This customer base increased due primarily to a promotion offering both intrastate and interstate long distance services on one bill.

 Wireless - For the three and nine month periods, cellular wholesale and retail service revenues increased $8.7, or 18.7%, and $45.2, or 40.8%, respectively, due mainly to growth of 29% in the subscriber base in response to competitive marketing and pricing strategies. Also contributing to the increase for the nine month period was the acquisition of additional cellular areas in July 1995. Average usage per subscriber continued to decline in 1996, in line with a nationwide trend, as lower volume users made up a larger portion of the subscriber base.

 Information   and   Entertainment - Growth   in   Yellow   Pages
 advertising was the primary contributor to the nine month period increase in information and entertainment sales, while the quarter increase is attributable to internet sales.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended September 30, 1996 vs. the periods ended September 30, 1995

Costs and Expenses

                                     For the Three      For the Nine
                                     Months Ended       Months Ended
                                     September 30,      September 30,
                                     1996     1995      1996      1995
Operating                           $205.8   $194.2    $588.0    $534.1
Maintenance                           89.5     84.3     261.9     257.8
Total operating costs                295.3    278.5     849.9     791.9
Depreciation and amortization         88.5     88.3     265.9     255.3
Taxes other than income               13.9     14.7      41.4      42.5
Total Costs and Expenses            $397.7   $381.5  $1,157.2  $1,089.7

Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
sold   and   general  and  administrative  expenses,   including
marketing, represent the remaining portion of these expenses. Total operating costs increased $16.8, or 6.0%, for the quarter, and $58.0, or 7.3%, for the nine month period.

Wireline - For the three and nine month periods, wireline operating costs increased $24.0, or 10.8%, and $45.4, or 7.0%, respectively. The nine month period increase would have been $56.4 excluding the $11.0 litigation charge in the second quarter of 1995. The primary contributor to the higher expenses was the direct costs of providing increased volume of interstate and international toll services. Contracted services, due in part to outsourcing certain functions, marketing and uncollectible expenses also increased. Partially offsetting these increases was a reduction in employee-related expenses as a net result of a smaller work force, compensation increases, and increased overtime. The Telephone Company's wireline work force decreased to 8,264 employees at September 30, 1996, compared with 8,385 employees at September 30, 1995, due primarily to the EOO and severance plans under the restructuring program [see Note 1]. The decrease in employees was offset substantially by the hiring of provisional employees to meet increased demand for services.

Wireless - For the quarter, wireless operating costs decreased $8.0, or 15.2%, due primarily to fraud reduction initiatives, and the non-recurrence of transition costs which occurred in the third quarter of 1995 to integrate the expanded cellular area from the July 1995 acquisitions. For the nine months ended September 30, 1996, wireless operating costs increased $7.7, or 6.1%, due primarily to costs related to the expanded cellular area and the increasing preacquisition subscriber base. The impact from the sale of substantially all the paging network assets in June 1995 partially offset these increases.

Information and Entertainment - Information and entertainment operating costs decreased 24.9% and 8.0% for the quarter and the nine month period, respectively, as the discontinuance of the video dial tone trial was offset partially by development costs associated with the cable offering by SNET Personal Vision, Inc. ("Personal Vision") and costs of providing internet service.

Form 10-Q - Part I    Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of the periods ended September 30, 1996 vs. the periods ended September 30,1995

Depreciation and Amortization - Depreciation and amortization expense was relatively flat for the quarter, and increased $10.6, or 4.2%, for the nine month period. The increase for the nine month period was due primarily to amortization expense on intangible assets, mainly cellular licenses, acquired in the cellular acquisitions. An increase in the average depreciable
telecommunications   property,   plant   and   equipment    also
contributed to the increase in depreciation and amortization expense.

Interest Expense

                               For the Three        For the Nine
                               Months Ended         Months Ended
                               September 30,        September 30,
                               1996      1995       1996      1995
Interest expense              $21.9     $24.3      $67.2     $61.3

Interest expense decreased for the quarter due primarily to a change in the reporting of capitalized interest to a reduction of interest expense. Prior to the discontinuance of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," capitalized interest was reported as a component of other income, net. Interest expense increased for the nine month period due primarily to the issuance of commercial paper and medium-term notes in connection with the cellular acquisitions.

Other Income, Net

                               For the Three        For the Nine
                               Months Ended         Months Ended
                               September 30,        September 30,
                               1996      1995       1996      1995
Other income, net              $.4       $5.5       $6.2      $9.7

Other income, net, decreased for the quarter and nine month period due primarily to interest income related to the completion of an IRS audit being recorded in the third quarter of 1995. Adding to the decrease was the reclassification of capitalized interest noted above.

Income Taxes

                               For the Three        For the Nine
                               Months Ended         Months Ended
                               September 30,        September 30,
                               1996      1995       1996      1995
Income taxes                  $23.2     $23.3      $83.3     $83.4

The combined federal and state effective tax rate for the quarter was 33.6% compared with 36.1% for the same period in 1995. The tax rate for the nine month period decreased to 35.9% from 39.4% for the respective 1995 period. The decrease in the effective tax rate was due primarily to the settlement of tax matters and the combined effect of lower Connecticut state tax rates and a higher level of state tax credits in 1996.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


Comparison of balances as of September 30, 1996 vs. December 31,
1995

Short-term Debt
 Short-term   debt  decreased  $44.9  due  to  the  pay-down   on
 commercial paper outstanding as a result of an improved cash position.

Accounts Payable and Accrued Expenses
 Accounts payable and accrued expenses decreased $35.2 due to timing of payments of accounts payable.

Restructuring Charge
 The combined current and long-term restructuring charge increased $11.1 due to pension settlement gains of $23.6 and $45.4 recorded in the second and third quarter of 1996, respectively. These gains were offset by the charges against the restructuring reserve for the nine months ended September 30, 1996.

Other Liabilities and Deferred Credits
 Other liabilities and deferred credits decreased $61.4 due primarily to the settlement gains discussed under Restructuring
 Charge, above, lowering the accrued pension liability.

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $350.0 during the nine months ended September 30, 1996 as compared with $342.8 during the nine months ended September 30, 1995. The primary use of corporate funds continued to be capital expenditures.

 For  the  nine  months ended September 30,  1996,  cash  outlays relating to the Corporation's restructuring program totaled $57.9. Primarily all of the expenditures related to incremental costs incurred for executing numerous reengineering programs during the first nine months of 1996. All cash expenditures were funded with cash flows from operations. Management anticipates that cash expenditures in connection with the restructuring program will approximate $70 in 1996 and will be funded from operations.

 The Corporation's ratio of debt to total capitalization decreased to 75.5% at September 30, 1996 compared with 80.0% at year-end 1995. For the third quarter of 1996, the Corporation's Board of Directors declared a dividend of $.44 per share from proceeds in excess of par value.

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

Form 10-Q Part I - Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)
WIRELINE

Competition

Wireline (primarily the Telephone Company) is experiencing increased competition from carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from resellers of telecommunications systems and networks of underlying carriers. Approximately 140 telecommunications providers have received approval from the Department of Public Utility Control ("DPUC") to offer intrastate long-distance services. In addition, over 60 companies have filed for initial certificates of public convenience and necessity and are awaiting DPUC approval. The implementation of intrastate equal access for all dual preferred interexchange carrier capable switches will be completed by November 1996.

To provide competitive products, Wireline has realigned its discount and rate structures to provide Connecticut customers with SNET All Distance[SM], a one bill, seamless toll service product line which includes discount calling plans that include intrastate, interstate and international calling. The migration of customers to these bundled calling plans will continue to place downward pressure on intrastate toll rates and revenues, while at the same time, promote growth for interstate and international toll services.

Concerning competition for local exchange service, fifteen telecommunications providers have been granted certificates of public convenience and necessity for local service and two additional applications are pending before the DPUC. The effect of increased competition on local service revenues cannot be predicted at this time. While some customers may purchase services from competitors, the Telephone Company expects that most competitors will resell the Telephone Company's network and that increased network access revenues will offset a portion of local service revenues lost to competition.

Regulatory Matters

Federal Regulatory Initiatives

On February 8, 1996, Congress passed the Telecommunications Act of 1996 ("Act"). The Act was designed to overhaul U.S. Telecommunication policy by removing barriers to local competition. The FCC's First and Second Report and Order ("Order"), adopted August 1, 1996, implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. Massive changes to network and data systems will be required for the Telephone Company to comply with the Order. In addition, the Order would require fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. This decision is the first of three major rulemakings to carry out the Act. Future decisions will include universal service and access charge reform. With respect to these decisions, the Order, as well as universal service and access charge reform, could have a material negative impact on the Telephone Company. The Order was appealed by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)


On October 15, 1996, the Court issued an injunction delaying the effectiveness of the pricing provisions and the "pick and choose" rule of the Order. The Court is expected to issue a final ruling on this matter in early Spring 1997. The FCC appealed the Court's decision to stay these rules with the Supreme Court. Justice Clarence Thomas of the Supreme Court subsequently declined to hear the appeal, however the FCC has requested a review from the full Supreme Court.

State Regulatory Initiatives

On  March  15, 1996, the Telephone Company filed a petition  with the DPUC requesting a waiver of the section of the Act that requires the pricing of wholesale local residential service to be based on retail rates minus avoided costs. On May 17, 1996, the DPUC issued a decision denying the Telephone Company's petition without prejudice. The DPUC determined that the Telephone Company may be entitled to a suspension of the application of the Act's resale provisions, but that the record in the proceeding was not sufficient to make that determination. The DPUC indicated that the Telephone Company may find it necessary to renew its petition after the DPUC's review of the Telephone Company's revised cost studies and determinations regarding a universal service fund for the State of Connecticut. On May 31, 1996, the DPUC began a proceeding to review the revised cost studies submitted by the Telephone Company. This proceeding is currently being held in abeyance pending action by the Court, described previously.

In compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. In light of the Order, the DPUC on September 26, 1996 held a hearing on resale rates. The DPUC ordered that an interim discount rate of 21% off retail prices be applied to services resold to competitors. This percentage represents the midpoint between the 17% and 25% proxy rates required by the FCC in its Order. The day following the hearing, the Court issued a temporary stay of the Order, pending a decision on the various stay motions filed by local exchange carriers, including the Telephone Company, with the Court. As a result of this action, the Telephone Company requested a deferral of the effective date of the 21% discount rate until such time as the Court's stay was lifted or until the DPUC reviewed the merits of the Telephone
Company's appeal. The DPUC found merit in the Telephone Company's request and deferred the implementation of the 21% rate. In the meantime, as requested by the DPUC, the Telephone Company has filed new cost studies related to the discount rate.

On November 8, 1996, the DPUC issued a draft decision granting the Telephone Company's request to reclassify message toll service and calling card service from the noncompetitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to its competitors.

INFORMATION AND ENTERTAINMENT

On September 6, 1996, Personal Vision received an 11 year license from the DPUC to operate a community antenna television system that will serve the entire state of Connecticut. Pending an appeal by the New England Cable Television Association and certain cable companies, Personal Vision will

Form 10-Q - Parts I & II  Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

launch its cable service by first quarter 1997 and expects to be able to serve 36% of Connecticut households by 1998 and the entire state by 2007. Personal Vision plans to offer a 76 channel lineup, including standard cable programming, pay-per-view services, movies, live sporting events and concerts.

Personal Vision is a partner in the Americast joint venture. The partnership will provide Personal Vision the full range of americast[TM] programming and marketing services and access to the joint venture's innovative technology. The americast service is expected to be launched in Connecticut in early 1997.

                  PART II  -  OTHER INFORMATION

Item 1.   Legal Proceedings

          There were no material developments in the third quarter of 1996.

Item 6.   Exhibit and Reports on Form 8-K

    (a)   Exhibit

          (27) Financial Data Schedule.

    (b)   Reports on Form 8-K.

          On July 23, 1996, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated July 23, 1996 announcing the Corporation's financial results for the second quarter of 1996.

          On October 22, 1996, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 22, 1996 announcing the Corporation's financial results for the third quarter of 1996. The Corporation's Form 8-K also announces the acquisition of Woodbury Telephone Company [see Note 2].

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Southern New England Telecommunications Corporation

November 12, 1996



                        /s/ Donald R. Shassian
                        Donald R. Shassian
                        Senior Vice President and Chief Financial Officer