Form 10-K405
period 1996-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1997-03-20
CIK 790650

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
    For the fiscal year ended December 31, 1996.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At February 28, 1997, 65,793,847 common shares were outstanding.

At February 28, 1997, the aggregate market value of the voting stock held by non-affiliates was $2,383,418,614.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's combined 1996 Annual Report to Shareholders and Proxy Statement dated March 20, 1997 issued in connection with the 1997 Annual Meeting of Shareholders [Part II and Part III]

                        TABLE OF CONTENTS


Item                                                                   Page

                                     PART I

1.    Business..........................................................  3

2.    Properties........................................................ 11

3.    Legal Proceedings................................................. 12

4.    Submission of Matters to a Vote of Security Holders............... 12

                                    PART II

5.     Market for the Registrant's Common Stock and Related
         Stockholder Matters............................................ 14

6.     Selected Financial Data.......................................... 14

7.     Management's Discussion and Analysis of Financial Condition
        and Operating Results........................................... 14

8.     Financial Statements and Supplementary Data...................... 14

9.     Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure............................. 14

                                    PART III

10.    Directors and Executive Officers of the Registrant............... 14

11.    Executive Compensation........................................... 14

12.    Security Ownership of Certain Beneficial Owners and Management... 14

13.    Certain Relationships and Related Transactions................... 14

                                    PART IV

14.    Exhibits, Financial Statement Schedule, and Reports on Form 8-K.. 15


See page 13 for "Executive Officers of the Registrant"

                              PART I


Item 1.  Business

                             GENERAL

Southern New England Telecommunications Corporation ("Corporation") was incorporated in 1986 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number
(203) 771-5200). The Corporation is a holding company engaged through its subsidiaries in operations principally in Connecticut with expanded cellular services in Rhode Island and certain areas in Massachusetts. The Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes The Southern New England Telephone Company's telecommunications services; SNET America, Inc. (providing national and international long-distance services to Connecticut customers); and SNET Diversified Group, Inc. (providing premium telecommunications services and the selling and leasing of communications equipment to residential and business customers). Wireless includes SNET Cellular, Inc., SNET Mobility, Inc. and, prior to 1996, SNET Paging, Inc. (providing cellular (wholesale and retail), personal communications, equipment sales and paging resale services). Information and entertainment includes publishing, internet and SNET Personal Vision, Inc. (providing cable television service starting in 1997). Other activities include SNET Real Estate, Inc. (engaging in leasing commercial real estate) and the holding company (engaging in financial and strategic planning).

                            WIRELINE

The Southern New England Telephone Company's Telecommunications
Services

The Southern New England Telephone Company ("Telephone Company"), a local exchange carrier ("LEC"), was incorporated in 1882 under the laws of the State of Connecticut and is engaged in providing telecommunications services in Connecticut, subject to various forms of regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services.

In 1996, approximately 68% of the Corporation's consolidated revenues and sales were derived from the Telephone Company's telecommunications services and approximately 11% were derived from wireless sales. The remainder was derived principally from directory publishing operations, national and international long-distance services, the Corporation's other subsidiaries, and activities associated with the provision of facilities and non-access services to interexchange carriers. About 70% of the operating revenues from the Telephone Company's telecommunications services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The Telephone Company's access lines in service grew to 2,163,000 at December 31, 1996 from 2,073,000 at December 31, 1995, an increase of 4.3%. The increase resulted primarily from growth in Centrex business lines and second residential lines. The network access lines provided by the Telephone Company to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most
other  countries.   The  following  table  sets  forth,  for  the
Telephone Company, the number of network access lines in service at the end of each year:

Network Access Lines in
 Service (thousands):      1996    1995   1994    1993    1992
Residence                 1,444   1,415  1,379   1,355   1,340
Business                    719     658    630     609     597
Total                     2,163   2,073  2,009   1,964   1,937

The Telephone Company is subject to the jurisdiction of the Federal Communications Commission ("FCC") with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes. The Telephone Company's interstate access services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation to limit prices and improve productivity. The price cap plan sets maximum limits on prices and requires LECs to share with customers earnings in excess of authorized levels.

The Telephone Company, in providing telecommunications services in Connecticut, is subject to regulation by the Connecticut Department of Public Utility Control ("DPUC"), which has jurisdiction with respect to intrastate rates and services and other matters such as the approval of accounting procedures and the issuance of securities. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities. The Telephone Company's intrastate services have been subject to the traditional rate of return regulation. Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price based) regulation to be employed during the transition to full competition [see State Regulatory Initiatives].


Competition

As a result of legislative and regulatory reform, the Corporation continues to experience an increasingly competitive environment with respect to telecommunications services in
Connecticut. Competitors include interexchange carriers and competitive access providers with respect to the wireline's (Telephone Company's) existing services. In 1996, major carriers intensified their marketing efforts to sell intrastate long-
distance services with full implementation of intrastate equal access. In addition, providers began offering local exchange service to businesses in certain areas of the state. Management supports bringing to customers the benefit of competition and affording all competitors the opportunity to compete fairly under reduced regulation. The competitive environment also provides opportunities for the Corporation to continue to grow its interstate and international long-distance service and to launch its cable television service in 1997.

The Telephone Company's currently regulated services are subject to competition from companies and carriers, including competitive access providers, that construct and operate their own communications systems and networks, as well as from companies that resell the telecommunications systems and networks of underlying carriers. Since the introduction of intrastate long-distance toll competition, in excess of 170 telecommunications providers have received approval from the DPUC to offer intrastate

long-distance  services.   In  addition,   over   50 companies
have filed for initial certificates of public convenience and necessity in order to offer intrastate long-distance services and are awaiting DPUC approval. The reduction in intrastate toll rates, and the increasingly competitive intrastate toll market continue to place significant downward pressure on intrastate toll revenues.

To provide competitive toll products, wireline led the industry in 1996 by introducing the option of one-second rating for all toll calls so customers only pay for the time they talk. Wireline also successfully promoted the one bill feature of SNET All Distance[R], a seamless toll service product line which
provides   discount   calling  plans  that  include   intrastate,
interstate   and   international  calling.   The   migration   of
Connecticut   customers  to  wireline's  bundled  calling   plans
resulted in significant growth for interstate and international long-distance services.

Concerning competition for local exchange service, seventeen telecommunications providers have been granted certificates of public convenience and necessity for local service and one additional application is pending before the DPUC. With only a few smaller companies offering local service in 1996, including a cable television company, competition did not have the impact on local service revenues as originally anticipated. Local service competition is expected to grow significantly in 1997; however, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

The Corporation's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services and with reduced regulation to reflect an emerging competitive marketplace.

Regulatory Matters

Federal Regulatory Initiatives

On February 8, 1996, Congress passed the Telecommunications Act of 1996 ("Act"). The Act was designed to overhaul U.S. Telecommunication policy by removing barriers to local competition. The Federal Communications Commission's ("FCC") First and Second Report and Order ("Order"), adopted August 1, 1996, implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. Significant changes to network and data systems will be required for the Telephone Company to comply with the Order. In addition, the Order would require fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. These decisions are the first of three major rule makings to carry out the Act. Future decisions will include universal service and access charge reform, discussed below. The Order, as well as universal service and access charge reform, could have a material negative impact on the Telephone Company.

The Order was appealed and a stay was requested by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions. On October 15, 1996, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued a partial stay of the Order, delaying the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The FCC appealed the Eighth Circuit's decision to stay these rules to the Supreme Court. The Supreme Court, however, subsequently declined to hear the appeal. Oral arguments on the Order were heard by the Eighth Circuit on
January  17, 1997.  A decision is expected in the first  half  of
1997.   In  the

meantime, the Telephone Company has proceeded to negotiate several interconnection agreements with other carriers in accordance with the FCC's directives not affected by the Eighth Circuit's stay.

In accordance with the Act, the Federal-State Joint Board adopted a Recommended Decision on Universal Service on November 7, 1996. The recommendation addresses the universal service provisions of the Act and proposes that one federal fund be established to provide support for universal service. The proposal calls for interstate telecommunications service providers to contribute to the fund based on their telecommunications revenue, net of payments to other carriers. The revenue to be assessed may either be total interstate and intrastate revenue, or interstate revenue only. By May 1997, the FCC is required to issue an order implementing the universal service section of the Act.

On December 24, 1996, the FCC also released a Notice For Proposed Rule Making, seeking comments on proposed changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America, Inc. Implications of the FCC's proposal indicate that the industry could experience reduced access revenues. The Telephone Company provided comments to the FCC proposal on January 27, 1997. A decision from the FCC regarding this matter is expected in April or May 1997.

The Telephone Company's 1996 annual interstate access tariff filing included a 4.0% productivity factor and allowed a 12.25% interstate rate of return. The filing is anticipated to decrease interstate network access rates by $2.3 million for the period July 1, 1996 to June 30, 1997. Management expects this decrease to be offset by increased demand. As of December 31, 1996, the Telephone Company's interstate rate of return was below the 12.25% threshold.

The Telephone Company's 1995 annual interstate access tariff filing under price cap regulation incorporated rate reductions of approximately $10 million in decreased interstate network access revenues for the period August 1, 1995 to June 30, 1996. The decrease was offset by increased demand. The calendar year 1995 interstate rate of return of 11.58%, which was below the 12.25% threshold, was reported to the FCC.

The Telephone Company will file its 1997 annual interstate access tariff in April 1997 to become effective July 1, 1997. The filing will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company does not anticipate changing its 4.0% productivity factor election.

Since January 1, 1988, the Telephone Company has utilized an FCC approved, company-specific Cost Allocation Manual ("CAM"), which apportions costs between regulated and non-regulated activities, and describes the nature of the transactions between the Telephone Company and its affiliates. In addition, the FCC requires larger LECs, including the Telephone Company, to undergo an annual independent audit to determine whether the LEC is in compliance with its approved CAM. The Telephone Company has received audit reports for 1988 through 1995 indicating it is in compliance with its CAM, and is currently undergoing an audit for the year 1996.

State Regulatory Initiatives

In compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. In light of the Order, on March 4, 1997, the DPUC issued a second draft decision setting a 17.8% discount rate for local residence service. A final decision is expected in late March 1997.

The DPUC's review of the Telephone Company's cost studies related to unbundled elements is still pending. Hearings were held the first week in February 1997, with a final decision expected in April 1997. This decision is expected to address the Telephone Company's offerings of unbundled elements of its facilities and associated interconnection arrangements.

In March 1996, the DPUC replaced traditional rate of return regulation with alternative (price based) regulation, effective April 1, 1996, during the transition to full competition. The decision contains the following major items: price cap regulation for non-competitive services; a five year monitoring period on financial results; and a price cap formula on services categorized as non-competitive (utilizing an inflation factor, a 5% productivity offset, a narrowly defined exogenous factor, a potential service quality adjustment and various pricing bands). In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap formula becomes effective for these services, unless they have been reclassified into the emerging competitive or competitive categories. The decision also authorized a rate of return on the Telephone Company's common equity of 11.90% during the monitoring period. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging competitive and competitive) for pricing (banding) changes. As of December 31, 1996, the Telephone Company's rate of return was 7.95%.

On November 27, 1996, the DPUC granted the Telephone Company's request to reclassify message toll and calling card services from the non-competitive category to competitive in its entire service territory. Reclassification provides the Telephone Company with the opportunity to gain additional promotional and pricing flexibility for its products and services, and to operate under regulatory guidelines similar to its competitors.

On January 24, 1997, the Corporation filed a proposal with the DPUC outlining steps to structure its wireline business, including the Telephone Company, into separate retail and wholesale subsidiaries. Under the proposal, the new retail organization, a competitive local exchange carrier, will compete under the same regulations as all other retail telecommunications providers in the state and will bring innovative packages of products and services to the consumer. The LEC, primarily the Telephone Company's wholesale business, will provide network services and functionality to retail providers, including the
Corporation's new retail business, on neutral terms. The directory publishing operations will also be structured as a separate subsidiary of the Corporation. A decision is expected in late June 1997.

SNET America, Inc.

SNET America, Inc. ("SNET America") was incorporated in 1993 under the laws of the State of Connecticut. SNET America resells a complete range of interstate and international long-distance services to Connecticut customers, including calling card and "800" service, along with volume discount plans such as SNET All Distance Simple Solutions, a calling plan for small business and residence customers.

SNET America and the Telephone Company jointly sell toll services. This enables the Corporation to satisfy its customers' long-distance calling needs with a single point of contact through SNET All Distance, a seamless toll service product line which provides discount calling plans that include intrastate, interstate and international calling. The joint marketing as SNET All Distance has produced such features as one-second rating and one bill for all toll calls. [See Competition].

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

Diversified faces significant competition from numerous department store, discount store and business equipment retailers that carry CPE. Diversified has differentiated its product line from its competitors by offering a wide array of quality products including leasing options.

                            WIRELESS

The Corporation provides cellular (wholesale and retail), personal communications, equipment sales and paging resale services in Connecticut, Rhode Island and certain areas in Massachusetts, through its subsidiaries SNET Cellular, Inc. ("Cellular"), SNET Mobility, Inc. ("Mobility") and, prior to 1996, SNET Paging, Inc. ("Paging").

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

In July 1995, Cellular purchased from Bell Atlantic Corporation ("Bell Atlantic"), NYNEX Corporation ("NYNEX") and Richmond Telephone Company, for approximately $456 million in aggregate, certain cellular properties in Rhode Island and New Bedford and Pittsfield, Massachusetts, and an increased interest in Springwich. In total, these acquisitions expanded Cellular's service area by approximately 2.3 million POPs (population equivalents) to approximately 5.5 million POPs along the Boston to New York corridor. Under the new partnership structure, Cellular holds a 98.6% partnership interest in Springwich.

Cellular has "roamer agreements" with other carriers which allow the carriers' subscribers access to Cellular's network and allow
Cellular's subscribers access to other networks throughout the United States and Canada.

Cellular is currently subject to FCC jurisdiction. In November 1996, the DPUC opened an investigation to determine whether wireless service was a replacement for landline telephone service. The DPUC will review number administration, Connecticut market conditions, intrastate land line local and toll usage, and cellular intrastate usage. If wireless service is determined to be a replacement for land line service, the DPUC plans to petition the FCC for rate regulation authority.

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

Cellular expects increasing competition from new alliances and the impact from auctions of PCS licenses. A purchaser of PCS spectrum is expected to launch the first digital service in Connecticut during 1997, creating a third major wireless provider in the state. Cellular has made and will continue to make investments in network expansion and enhancements.

SNET Mobility, Inc.

Mobility was incorporated in 1985 under the laws of the State of Connecticut under its predecessor's name SNET MobileCom, Inc. Mobility purchases wholesale cellular communications service from Springwich and resells cellular communications service to the retail market under the registered trademark LINX[R] in Springwich's service area.

During 1996, Mobility launched SNET Personal Phone Service[SM], a Local Service Area concept where subscribers may choose their county of service at a favorable rate in contrast to traditional cellular service, which is made available at peak and offpeak
rates  for  entire  cellular  markets.   Mobility  is  the  first
provider of this service in its franchise area.

Mobility markets its services through its internal sales force and through agreements with third-party distributors and dealers. Mobility anticipates continuing competition from local, regional and national resellers. Over the past few years, intense competition for new subscribers has led to increases in the market and increases in selling and promotional costs. In response to this competition, Mobility continues to evaluate the quality of its distribution channels, price aggressively, bundle with other telecommunications services and introduce both creative customer acquisition programs and differentiated value-added services.

SNET Paging, Inc.

Paging  was incorporated in February 1990 under the laws  of  the
State  of Connecticut and launched service on April 1, 1991.   On
June  30,  1995, Paging and a subsidiary completed  the  sale  of
substantially   all  of  its  paging  network  assets   and   the
subsidiary's  reseller accounts, to Paging Network of  New  York,
Inc.   Paging  was  merged into Mobility on May  30,  1996,  with
Mobility retaining the Paging retail accounts and continuing, as a reseller, to market paging services under the Page 2000[R] brand name.

                  INFORMATION AND ENTERTAINMENT

Publishing Operations

The Telephone Company's publishing operations produces and distributes traditional paper products including White and Yellow Pages directories throughout Connecticut and adjacent communities. To strategically widen its business focus and
position   itself  for  the  future,  the  publishing  operations

introduced electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages.

The Connecticut advertising marketplace is undergoing major structural changes and is becoming increasingly more fragmented and competitive. The publishing division faces increased competition from traditional directory publishers and non-traditional services such as on-line services, desktop publishing, electronic shopping services, CD-ROM and the expansion of cable television. Furthermore, additional competition may arise from the Regional Bell Operating Companies' ability to offer information services.

SNET Personal Vision, Inc.

On September 6, 1996, SNET Personal Vision, Inc. ("Personal Vision") received an 11 year license from the DPUC to operate a community antenna television system that will serve the entire state of Connecticut. Personal Vision also became a partner in the americast joint venture with The Walt Disney Company, Ameritech Corporation, BellSouth Corporation, SBC Communications Inc. and GTE Corporation. The partnership will provide a full range of americast[TM] programming and marketing services and access to the joint venture's innovative technology. Personal Vision will launch its cable service, SNET americast, in the spring of 1997.

Internet Service

On January 31, 1996, the Corporation launched SNET Internet[SM] access service, which allows all subscribers in the state of Connecticut to access the Internet with a local phone call.

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

Real Estate faces a risk that real estate markets in which its properties are located, primarily Connecticut, may deteriorate from their current value. This risk is minimized by the conservative nature of Real Estate's portfolio, a majority of which is leased to affiliates.

Holding Company

On February 15, 1995, the DPUC provided the Corporation greater flexibility to diversify into new markets by lifting to 40% a nine-year-old restriction that prevented the Corporation from investing more than 25% of its total assets in unregulated diversified activities without approval of the DPUC. In January 1997, the Corporation requested the DPUC to completely lift the restriction. A decision is expected in late June 1997.

                       EMPLOYEE RELATIONS

The Corporation and its subsidiaries employed approximately 9,350 persons at February 28, 1997, of whom approximately 65% are represented by the Connecticut Union of Telephone Workers, Inc.
("CUTW"), an unaffiliated union.

On April 12, 1995, a new labor contract was ratified by members of the Connecticut Union of Telephone Workers, Inc. ("CUTW"). As part of the new contract, a voluntary Early Out Offer, which provided incentives in the form of enhanced pension benefits, was available to bargaining-unit employees during July 1995. Approximately 2,700 bargaining-unit employees accepted the offer at that time and left the Corporation by June 1996. CUTW members who remained with the Corporation received a combination of basic wage and lump sum increases to their wages or cash balance pension plan account totaling 4.0% in January 1996 and 3.0% in January 1997. In January 1998, they will receive a combination of basic wage and lump sum increases totaling 3.0%. In addition, the contract also provided a sign-on bonus and health benefit and pension enhancements. The new labor agreement will expire on August 8, 1998. The contract is intended to keep layoffs to a minimum while enabling the Corporation to position itself to meet increasing competition.


Item 2.  Properties

The principal properties of the Corporation do not lend themselves to a detailed description by character and location. The majority of telecommunications property, plant and equipment of the Corporation is owned by the Telephone Company. Of the Corporation's investment in telecommunications property, plant and equipment at December 31, 1996, central office equipment represented 41%; connecting lines not on customers' premises, the majority of which are over or under public roads, highways or streets and the remainder over or under private property, represented 35%; land and buildings (occupied principally by central offices) represented 12%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 1%; and other, principally vehicles and general office equipment, represented 11%.

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

Capital Expenditures

The Corporation has been making, and expects to continue to make, significant capital expenditures to meet the demand for telecommunications services and to further improve such services. The total gross investment in property, plant and equipment increased from approximately $4.0 billion at December 31, 1991 to approximately $4.7 billion at December 31, 1996, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1992, cash expended for capital additions was as follows:

Dollars in Millions,     1996    1995    1994    1993    1992
For the Years Ended
Cash Expended for
  Capital Additions      $367    $354    $282    $267    $290

In 1996, the Corporation funded its cash expenditures for capital additions entirely through cash flows from operations. In 1997, capital additions are expected to be approximately $435 million, including estimated additions of $262 to the wireline network. The Corporation expects to fund substantially all of its 1997 capital additions through cash flows from operations.

The buildout of I-SNET, a $4.5 billion investment, is expected to be completed by 2007. I-SNET, a statewide telephony and information superhighway, is an advanced network capable of delivering voice, video and a full range of information and interactive multimedia services. I-SNET passed approximately 234,000 households by December 1996 and is expected to pass approximately 334,000 households by December 1997. The Telephone Company plans to support this investment primarily through increased productivity from the new technology deployed, ongoing cost-reduction initiatives and customer demand for the new services offered, including SNET americast.


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

            Executive Officers of the Registrant (1)
                    (as of February 28, 1997)


                                                        Executive
                                                         Officer
       Name         Age(2)           Position             Since

Daniel J. Miglio      56    Chairman, President and
                             Chief Executive Officer       1/86
Jean M. LaVecchia     44    Senior Vice President-
                             Organization Development      8/94
Fred T. Page          50    Senior Vice President-
                             Network Services              2/96
Ronald M. Serrano     41    Senior Vice President-
                             Communication, Information
                             and Entertainment Group       1/93
Donald R. Shassian    41    Senior Vice President and
                             Chief Financial Officer      12/93

(1) Executive officers subject to Section 16 of the Securities Exchange Act of 1934.
(2) As of December 31, 1996.


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

                             PART II


Item  5.  Market  for the Registrant's Common Stock  and  Related
Stockholder Matters

The common stock of the Corporation is listed on the New York and Pacific stock exchanges and the number of holders of record, computed on the basis of registered accounts, was 50,458 as of February 28, 1997. Information with respect to the quarterly high, low and closing sales price for the Corporation's common stock and quarterly cash dividends declared is included in the registrant's Annual Report to Shareholders on page 30 under the caption "Market and Dividend Data" and is incorporated herein by reference pursuant to General Instruction G(2).


Items 6 through 8.

Information required under Items 6 through 8 is included in the registrant's combined 1996 Annual Report to Shareholders and Proxy Statement dated March 20, 1997 on pages 6 through 29 in their entirety and is incorporated herein by reference pursuant to General Instruction G(2).

The Corporation will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," in fiscal year 1998. SFAS No. 128 establishes standards for computing and presenting earnings per share. Management does not expect the adoption of SFAS No. 128 to have a material impact on the earnings per share calculation.

Item  9.  Changes  in  and  Disagreements  with  Accountants   on
          Accounting and Financial Disclosure

No changes in or disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.


                            PART III


Items 10 through 13.

Information required under Items 10 through 13 is included in the registrant's combined 1996 Annual Report to Shareholders and 1997 Proxy Statement dated March 20, 1997 on pages 35 through 44. Such information is incorporated herein by reference pursuant to General Instruction G(3).

Information  regarding  executive  officers  of  the   registrant
required by Item 401(b) and (e) of Regulation S-K is included  in
Part I of this Annual Report on Form 10-K, following Item 4.

                          PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                          Page

     (1)  Report of Management                                         *

          Report of Independent Accountants                            *

          Consolidated Financial Statements:

            Consolidated Statements of Income (Loss) - for the
              years ended December 31, 1996, 1995 and 1994             *

            Consolidated Balance Sheets - as of
              December 31, 1996 and 1995                               *

            Consolidated Statements of Changes in Shareholders'
              Equity - for the years ended December 31, 1996,
              1995 and 1994                                            *

            Consolidated Statements of Cash Flows - for the
              years ended December 31, 1996, 1995 and 1994             *

            Notes to Consolidated Financial Statements                 *

     (2) Consolidated Financial Statement Schedule for the year ended December 31, 1996

            Report of Independent Accountants                         20

            II - Valuation and Qualifying Accounts                    21

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.

* Incorporated herein by reference to the appropriate portions of the registrant's combined 1996 Annual Report to Shareholders and 1997 Proxy Statement dated March 20, 1997 [see Part II].

  (3) Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)16 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item14(c) of Form 10-K.


Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
              3-A to Form SE dated 3/15/91, File No. 1-9157).

3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

4a Rights Agreement dated December 11, 1996 between Southern New England Telecommunications
              Corporation and State Street Bank and Trust Company, as Rights Agent (Exhibit 4 to Form 8-K dated 12/11/96, File No. 1-9157).

4b Indenture dated December 13, 1993 between The Southern New England Telephone Company and Fleet
              National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4c Indenture dated July 10, 1991 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000 and $200,000,000 of 7%
              Medium-Term Notes, Series 2, due August 15, 2005 (Exhibit 4c to 1995 Form 10-K dated 3/20/96,
              File No. 1-9157).

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

  (3) Exhibits (continued):

Exhibit
Number

10(iii)(A)5   SNET  Pension Benefit Plan as amended  November  1,
              1991  (Exhibit 10-A to Form SE dated 3/20/92,  File
              No.  1-9157).   Amendment dated  December  8,  1993
              (Exhibit  10(iii)(A)5  to  1993  Form  10-K  dated
              3/23/94,   File   No.  1-9157).   Amendment  dated
              February 8, 1995 (Exhibit 10(iii)(A)5 to 1994  Form
              10-K  dated  3/10/95, File No. 1-9157).  Amendments
              effective  December 13, 1995 and  January  1,  1996
              (Exhibit  10(iii)(A)5  to  1995  Form  10-K   dated
              3/20/96, File No. 1-9157).

10(iii)(A)6   SNET  Management Pension Plan as amended March  31,
              1995.   Amendments  effective  December  20, 1995
              through April 1, 1996 (Exhibit 10(iii)(A)6 to  1995
              Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996.

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-9157).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee  Directors  as  amended  April  14,   1993
              (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
              3/23/94,   File  No.   1-9157).   Amendment   dated
              February  14,  1996.

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January  1,  1994 (Exhibit 4.4 to Registration  No.
              33-51055 on Form S-8, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).

10(iii)(A)16  SNET  Non-Employee  Director Stock  Plan  effective
              June  1, 1996 (Exhibit 4.2 to Registration No. 333-
              05757 on Form S-8, File No. 1-9157).

  (3)      Exhibits (continued):

Exhibit
Number

12            Computation of Ratio of Earnings to Fixed Charges.

13 Pages 6 through 30 of the registrant's 1996 Annual Report to Shareholders for the fiscal year ended
              December  31, 1996.

21            Subsidiaries of the Corporation.

23            Consent of Independent Accountants.

24a           Powers of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule.

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1996  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1996  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.

The Corporation will furnish, without charge, to a shareholder upon request a copy of the combined 1996 Annual Report to Shareholders and Proxy Statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

(b)  Reports on Form 8-K:

     On October 22, 1996, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 22, 1996 announcing the Corporation's financial results for the third quarter of 1996. The Corporation's Form 8-K also announced the acquisition of Woodbury Telephone Company [see Note 2].

     On December 13, 1996, the Corporation filed a report on Form 8-K, dated December 11, 1996 announcing the renewal of the existing shareholder rights plan and declaring a dividend of one preference share purchase right for each outstanding share of the Corporation's common stock [see Note 12].

     On January 21, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated January 21, 1997, announcing the Corporation's 1996 financial results.

                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

By  /s/ Donald R. Shassian
    Donald R. Shassian, Senior Vice President
      and Chief Financial Officer         March 20, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

  Daniel J. Miglio*
  Chairman, President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Donald R. Shassian                      By  /s/ Donald R. Shassian
  Senior Vice President                   (Donald R. Shassian, as attorney-
  and Chief Financial Officer             in fact and on his own behalf)



DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Zoe Baird*
  Robert L. Bennett*
  Barry M. Bloom*                         March 20, 1997
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  James R. Greenfield*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*                  * by power of attorney


                REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Southern New England Telecommunications Corporation:


Our  report on the consolidated financial statements of  Southern
New England Telecommunications Corporation has been incorporated by reference in this Form 10-K from the combined Proxy Statement and 1996 Annual Report to Shareholders of Southern New England Telecommunications Corporation on page 13 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1996 listed in Item 14 (a) (2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Hartford, Connecticut                  COOPERS & LYBRAND L.L.P.
January 21, 1997


       SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in Millions)


COLUMN A       COLUMN B            COLUMN C            COLUMN D     COLUMN E

                                  Additions
               Balance at                                            Balance
             beginning of  Charged to    Charged to                   at end
Description        period     expense  other accounts  Deductions  of period


Allowance for Uncollectible
  Accounts Receivable:

    Year 1996      $34.2       $42.6     $5.1  (a)    $54.5  (b)    $27.4
    Year 1995       29.8        23.1      3.6  (a)     22.3  (b)     34.2
    Year 1994       27.9        20.7      7.5  (a)     26.3  (b)     29.8

Allowance for Uncollectible
  Direct-Financing Lease Notes Receivable:

    Year 1996      $ 9.7       $ 1.8     $  -        $  0.5  (b)    $11.0
    Year 1995        8.4         1.4        -           0.1  (b)      9.7
    Year 1994       11.7         1.7        -           5.0  (b)      8.4

Restructuring Charge:

    Year 1996     $ 77.0       $  -      $  -        $ 45.5  (c)   $ 31.5
    Year 1995      264.9          -         -         187.9  (c)     77.0
    Year 1994      355.0          -         -          90.1  (c)    264.9


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b) Includes amounts written off as uncollectible. 1996 also includes fully reserved amounts written off of $17.8 as a result of a revised procedure to write off uncollectible accounts receivable within a shorter time frame.

(c) Includes non-cash net pension and postretirement settlement gain charged against the restructuring reserve of $65.1 in 1996 and curtailment losses of $102.2 and $14.2 in 1995 and 1994, respectively.


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


Exhibit
Number

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit
              3-A to Form SE dated 3/15/91, File No. 1-9157).

3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

4a Rights Agreement dated December 11, 1996 between Southern New England Telecommunications
              Corporation and State Street Bank and Trust Company, as Rights Agent (Exhibit 4 to Form 8-K dated 12/11/96, File No. 1-9157).

4b Indenture dated December 13, 1993 between The Southern New England Telephone Company and Fleet
              National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4c Indenture dated July 10, 1991 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000 and $200,000,000 of 7%
              Medium-Term Notes, Series 2, due August 15, 2005 (Exhibit 4c to 1995 Form 10-K dated 3/20/96,
              File No. 1-9157).

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

10(iii)(A)5   SNET  Pension Benefit Plan as amended  November  1,
              1991  (Exhibit 10-A to Form SE dated 3/20/92,  File
              No.  1-9157).   Amendment dated  December  8,  1993
              (Exhibit  10(iii)(A)5  to  1993  Form  10-K  dated
              3/23/94,   File   No.  1-9157).   Amendment  dated
              February 8, 1995 (Exhibit 10(iii)(A)5 to 1994  Form
              10-K  dated  3/10/95, File No. 1-9157).  Amendments
              effective  December 13, 1995 and  January  1,  1996
              (Exhibit  10(iii)(A)5  to  1995  Form  10-K   dated
              3/20/96, File No. 1-9157).

10(iii)(A)6   SNET  Management Pension Plan as amended March  31,
              1995.   Amendments  effective  December  20, 1995
              through April 1, 1996 (Exhibit 10(iii)(A)6 to  1995
              Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996.

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

10(iii)(A)10  Change-in-Control Agreements (Exhibit 10-F to  Form
              SE dated 3/15/91, File No. 1-9157).

10(iii)(A)11  SNET  1986  Stock Option Plan as amended  March  1,
              1993  (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated
              3/23/93, File No. 1-9157).

10(iii)(A)12  SNET   Retirement  and  Disability  Plan  for  Non-
              Employee  Directors  as  amended  April  14,   1993
              (Exhibit  10(iii)(A)12  to  1993  Form  10-K  dated
              3/23/94,   File  No.   1-9157).   Amendment   dated
              February  14,  1996.

10(iii)(A)13  SNET  Non-Employee  Director Stock  Plan  effective
              January  1,  1994 (Exhibit 4.4 to Registration  No.
              33-51055 on Form S-8, File No. 1-9157).

10(iii)(A)14  Description  of  SNET Executive Retirement  Savings
              Plan  (Exhibit 10(iii)(A)14 to 1993 Form 10-K dated
              3/23/94, File No. 1-9157).

10(iii)(A)15  SNET  1995  Stock  Incentive Plan (Exhibit  4.4  to
              Registration No. 33-64975, File No. 1-9157).

10(iii)(A)16  SNET  Non-Employee  Director Stock  Plan  effective
              June  1, 1996 (Exhibit 4.2 to Registration No. 333-
              05757 on Form S-8, File No. 1-9157).

12            Computation of Ratio of Earnings to Fixed Charges.

13 Pages 6 through 30 of the registrant's 1996 Annual Report to Shareholders for the fiscal year ended
              December  31, 1996.

21            Subsidiaries of the Corporation.

23            Consent of Independent Accountants.

24a           Powers of Attorney.

24b           Board of Directors' Resolution.

27            Financial Data Schedule.

99a           Annual Report on Form 11-K for the plan year  ended
              December   31,   1996  for  the   SNET   Management
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.

99b           Annual Report on Form 11-K for the plan year  ended
              December  31,  1996  for the SNET  Bargaining  Unit
              Retirement  Savings  Plan  will  be  filed  as   an
              amendment prior to June 30, 1997.