Form 10-Q
period 1997-03-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1997-05-08
CIK 790650

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1997.



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


   Common stock, par value $1.00 per share:  65,896,477 shares outstanding as of April 30, 1997

Form 10-Q - Part I  Southern New England Telecommunications Corporation



                 PART I - FINANCIAL INFORMATION


Southern New England Telecommunications Corporation ("Corporation") was incorporated under the laws of the State of Connecticut on January 7, 1986 and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number (203) 771-5200).

The condensed, consolidated financial statements on the following pages have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. The 1996 financial statements have been reclassified to conform to the current year presentation. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1996 Annual Report on Form 10-K.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                                 (Unaudited)
                                         For the Three Months Ended
                                                  March 31,
Dollars in Millions, Except Per Share
Amounts                                      1997           1996

Revenues and Sales                        $ 482.7        $ 474.0

Costs and Expenses
Operating and maintenance                   281.6          268.7
Depreciation and amortization                91.6           89.2
Taxes other than income                      13.1           14.0
Total Costs and Expenses                    386.3          371.9

Operating Income                             96.4          102.1
Interest expense                             22.7           22.6
Other income, net                              .1            3.7

Income Before Income Taxes                   73.8           83.2
Income taxes                                 27.7           31.0

Income Before Extraordinary Charge           46.1           52.2
Extraordinary charge, net of tax             (3.7)             -

Net Income                               $   42.4       $   52.2

Weighted Average Common Shares
 Outstanding (in thousands)                65,844         65,384


Earnings Per Share
Income before extraordinary charge       $    .70       $    .80
Extraordinary charge, net of tax             (.06)            -

Earnings Per Share                       $    .64       $    .80

Dividends Declared Per Share              $   .44       $    .44

The accompanying notes are an integral part of these financial statements.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


Dollars in Millions, Except Per Share
Amounts                                     March 31, 1997  December 31, 1996
                                             (Unaudited)
 Assets
 Cash and temporary cash investments        $      5.1      $     9.0
 Accounts receivable, net of allowance
  for uncollectibles of $27.3 and $27.4,
  respectively                                   315.1          323.3
 Materials, supplies and inventories              28.6           27.4
 Prepaid publishing                               34.6           35.2
 Deferred income taxes and other current
  assets                                          83.2           73.1
 Total Current Assets                            466.6          468.0
 Property, plant and equipment, at cost        4,772.2        4,707.3
 Accumulated depreciation                     (3,169.5)      (3,110.3)
 Property, plant and equipment, net            1,602.7        1,597.0
 Intangible assets, net                          396.1          400.3
 Deferred income taxes, leases and other
  assets                                         219.6          205.7
 Total Assets                               $  2,685.0      $ 2,671.0

 Liabilities and Shareholders' Equity
 Accounts payable and accrued expenses      $    240.7      $   252.0
 Short-term debt                                 189.1          215.2
 Advance billings and customer deposits           63.6           60.9
 Other current liabilities                       140.4          138.9
 Total Current Liabilities                       633.8          667.0
 Long-term debt                                1,180.3        1,169.7
 Accrued postretirement benefit obligation       286.6          288.9
 Other liabilities and deferred credits           98.7           82.4
 Total Liabilities                             2,199.4        2,208.0
 Common Stock; $1.00 par value; 300,000,000
  shares authorized; 68,558,350 and
  68,407,669 issued, respectively                 68.6           68.4
 Proceeds in excess of par value                 608.2          602.8
 Retained deficit                                (42.1)         (55.7)
 Treasury stock; 2,758,512 shares, at cost      (104.7)        (104.7)
 Unearned compensation related to ESOP           (44.4)         (47.8)
 Total Shareholders' Equity                      485.6          463.0
 Total Liabilities and Shareholders' Equity $  2,685.0      $ 2,671.0

 The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY

                                                (Unaudited)
                                         For the Three Months Ended
                                                 March 31,
Dollars in Millions                           1997         1996

Common Stock, Par Value
  Balance at Beginning of Period          $  68.4         $  67.9
  Common shares issued, at market:
    Dividend reinvestment plan                 .1              .1
    Savings and incentive plans                .1              -
  Balance at End of Period                $  68.6         $  68.0

Proceeds in Excess of Par Value
  Balance at Beginning of Period          $ 602.8         $ 697.9
  Dividends declared                           -            (28.7)
  Common shares issued, at market:
    Dividend reinvestment plan                3.4             3.5
    Savings and incentive plans               2.0             1.6
  Balance at End of Period                $ 608.2         $ 674.3

Retained Deficit
  Balance at Beginning of Period          $ (55.7)        $(249.5)
  Net income                                 42.4            52.2
  Dividends declared                        (29.0)             -
  Tax benefit of dividends declared on
   unallocated shares held in ESOP             .2              .3

  Balance at End of Period                $ (42.1)        $(197.0)

Treasury Stock
  Balance at Beginning and End of Period  $(104.7)        $(104.7)

Unearned Compensation Related
  To Employee Stock Ownership Plan
  Balance at Beginning of Period          $ (47.8)        $ (58.7)
  Reduction of ESOP debt                      8.1             7.6
  ESOP earned compensation accrual           (4.7)           (4.2)
  Balance at End of Period                $ (44.4)        $ (55.3)

Total Shareholders' Equity                $ 485.6         $ 385.3

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        (Unaudited)
                                                For the Three Months Ended
                                                         March 31,
Dollars in Millions                                  1997         1996

Operating Activities
  Net income                                        $ 42.4      $ 52.2
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     91.6        89.2
    Extraordinary charge, net of tax                   3.7          -
    Restructuring payments                            (2.2)      (18.7)
    Change in operating assets and liabilities, net  (19.5)       (6.3)
    Other, net                                         6.9         7.3
  Net Cash Provided by Operating Activities          122.9       123.7

Investing Activities
  Cash expended for capital additions                (88.9)      (68.1)
  Other, net                                           2.7        11.2
  Net Cash Used by Investing Activities              (86.2)      (56.9)

Financing Activities
  Proceeds from long-term debt                       100.0          -
  Repayments of long-term debt                       (82.0)       (4.5)
  Net payments of short-term debt                    (26.7)      (31.7)
  Cash dividends paid                                (25.4)      (25.0)
  Other, net                                          (6.5)         -
  Net Cash Used by Financing Activities              (40.6)      (61.2)

(Decrease) increase in Cash and Temporary
 Cash Investments                                     (3.9)        5.6

Cash and temporary cash investments at
 beginning of period                                   9.0        11.1

Cash and Temporary Cash Investments at
 End of Period                                      $  5.1      $ 16.7

Income Taxes Paid                                   $  5.5      $  8.0

Interest Paid, net of amounts capitalized           $  24.6     $ 24.7

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)


Note 1:  Significant Accounting Policies

Accounting Pronouncement- The Corporation will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," at year-end 1997. SFAS No. 128 establishes standards for computing and presenting earnings per share. Management does not expect the adoption of the standard to have a material impact on the earnings per share calculation.


Note 2:  Supplemental Financial Information

Operating Cash Flow(1)- The following unaudited financial data on the Corporation's product groups is not required by generally accepted accounting principles and is provided for informational purposes only:


For the Three Months Ended March 31,             1997    1996
Wireline                                        $143.9  $154.3
Wireless                                          13.0     2.0
Information and Entertainment                     25.3    26.7
Other(2)                                           5.8     8.3
Total                                           $188.0  $191.3

(1) Represents operating income before depreciation and amortization. Operating cash flow is not a generally accepted accounting principle measurement.
(2)  Includes SNET Real Estate, Inc. and holding company operations.


Note 3:  Long-term Debt

On February 18, 1997, the Corporation redeemed $80.0 of 8.70% medium-term notes due 2031, which were satisfied with the issuance of short-term debt. The early extinguishment of debt resulted in an extraordinary charge of $3.7, net of tax benefits of $2.7.

On February 4, 1997, the Corporation issued $100.0 of 6.50% medium-term notes due 2002. The issuance replaced a portion of short-term debt related to the cellular acquisitions of July 1995.


Note 4:  Woodbury Telephone Company Acquisition

On April 2, 1997, the shareholders of Woodbury Telephone  Company
voted   to   approve  the  merger  with  the  Corporation.    The
acquisition is expected to close in the third quarter of 1997, pending approval by regulatory agencies.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Southern New England Telecommunications Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes telephone related services, premium services and equipment sales; wireless consists of cellular and paging services and cellular equipment sales; and information and entertainment includes publishing, internet and cable television services. Other activities, such as real estate and holding company operations, are included with eliminations and other sales.

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

Operating Results

 Income before extraordinary charge was $46.1 in 1997 compared with $52.2 in 1996. The corresponding net income per share was $.70 in 1997 and $.80 in 1996.

Revenues and Sales

 For the Three Months Ended March 31,               1997      1996
 Wireline:
    Local service                                $ 169.4   $ 164.7
    Network access                                 102.6      97.0
    Intrastate toll                                 53.4      66.4
    Interstate and international toll               30.5      18.0
    Premium services and equipment sales            27.7      25.6
    Other revenues                                  12.4      14.4
    Total Wireline                                 396.0     386.1

 Wireless:
    Cellular service                                47.0      43.8
    Cellular equipment sales                         2.2       2.2
    Paging                                           1.7       1.4
    Total Wireless                                  50.9      47.4

 Information and Entertainment                      46.7      46.0
 Eliminations and Other Sales                      (10.9)     (5.5)
 Total Revenues and Sales                        $ 482.7   $ 474.0

 Wireline- Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $4.7, or 2.9%, in 1997. The increase was due primarily to continued strong growth of 4.8% in access lines in service to approximately 2,190,000 lines as of March 31,
 1997.   This  increase included significant  growth  in  Centrex
 business lines and second residential lines. Local service revenues also increased due to growth in vertical services, primarily SmartLink[R] advanced calling features, including Caller
 ID,  missed  call dialing, call blocking and call tracing.   The
 increase   was  offset  partially  by  a  decrease  in  revenues
 recognized  from  wireless carriers, due to a  decrease  in  the
 generic   wireless  tariff  in  accordance  with   the   Federal
 Telecommunications  Act  of  1996 ("Act").   Management  expects
 competition   to   impact  local  service  revenues   as   other
 telecommunications providers start to offer local service during the year [see Competition].

Form 10-Q - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

 Network access revenues, generated primarily from interstate and intrastate services, increased $5.6, or 5.8%. Intrastate access revenues increased $3.3, or 53.3%, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $2.3, or 2.5%, due primarily to growth in interstate minutes of use of approximately 4% and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use were lower rates due to discount plans and a decrease in tariff rates in accordance with the Telephone Company's July 1996 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $13.0, or 19.6%. The decrease was due primarily to a 15.9% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the first full quarter impact of intrastate equal access and the increasingly competitive toll market. Additionally, unusually high toll volume occurred in the first quarter of 1996 due to stormy weather experienced in
 Connecticut. The decline in rates was attributable to the introduction of several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the Telephone Company's offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 Strong growth in the customer base led to the increase in interstate and international toll revenues of $12.5. The growth is primarily a result of customer migration to the SNET All Distance[R] product line which allows Connecticut customers to package their entire long-distance calling into one competitively priced calling plan.

 Wireless- Cellular service revenues increased $3.2, or 7.3%, due mainly to growth of 16.0% in the subscriber base. This growth was offset partially by lower roaming revenues, as a portion of lower contracted roaming rates was passed along to consumers. Additionally, average usage per subscriber continued to decline as lower volume users made up a larger portion of the subscriber base.

 Information and Entertainment- Growth in internet sales was the primary contributor to the $.7 increase in information and entertainment sales. Publishing revenues remained flat despite an increasingly competitive environment.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

Costs and Expenses

 For the Three Months Ended March 31,             1997    1996
 Operating costs                                 $281.6  $268.7
 Depreciation and amortization                     91.6    89.2
 Taxes other than income                           13.1    14.0
 Total Costs and Expenses                        $386.3  $371.9

 Operating costs- Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods sold and general and administrative expenses, including marketing, represent the remaining portion of these expenses.
 Total operating costs increased $12.9, or 4.8%, including approximately $3 of reprogramming costs associated with the recognition of the year 2000.

 Wireline- Wireline operating costs increased $21.5, or 9.8%, due primarily to an increase in the direct costs of providing interstate and international toll services. Also contributing to the increase were higher employee-related expenses and network contract services, mainly as a result of continuing higher service demands. Additionally, licensed software fees for network switching increased due to the timing of projects, and bad debt expense increased due to higher credit risk in an increasingly competitive environment.

 Wireless-  Wireless operating costs decreased $7.6, or 17.0%, due
 primarily   to  lower  customer  acquisition  costs,   including
 distribution and marketing costs. The cost to complete calls to landline telephones also decreased as a result of the reduced
 generic  wireless  tariff discussed previously.   Wireless  also
 experienced lower contract services and bad debt expenses.

 Information and Entertainment-  Operating costs for  information
 and  entertainment increased $2.0, or 10.4%.   Costs  associated
 with  the  cable offering and providing internet services  to  a
 larger  customer  base  contributed  to  the  increase.    These
 increases were offset partially by the absence of first quarter 1996 costs associated with the multimedia trial which ended in
 May  1996.   The Corporation launched SNET americast, its  cable
 television service, in March 1997 and expects to offer service to approximately one third of Connecticut's households by the end of 1998. Management expects information and entertainment operating costs to increase as the Corporation deploys the service.

 Depreciation and amortization- Depreciation and amortization expense increased $2.4, or 2.7%, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

 Taxes other than income- The 6.4% decrease in taxes other than income was due primarily to savings in wireline property taxes as a result of the continuing reduction of overall corporate space.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of three months ended March 31, 1997 vs. three months ended March 31, 1996

Interest Expense

 For the Three Months Ended March 31,             1997   1996
 Interest expense                                $22.7  $22.6

 Interest expense was relatively flat, as interest on $100.0 of 6.50% medium-term notes issued February 4, 1997 was substantially offset by savings from the redemption of $80.0 of medium-term notes with an interest rate of 8.70% on February 18, 1997.

Other Income, net

 For the Three Months Ended March 31,             1997   1996
 Other income, net                                 $.1   $3.7

 The decrease in other income, net was due primarily to the absence of a gain on the sale of wireless assets which occurred in the first quarter 1996 and lower interest income.

Income Taxes

 For the Three Months Ended March 31,             1997   1996
 Income taxes                                    $27.7  $31.0

 The combined federal and state effective tax rate for the three months ended March 31, 1997 was 37.5% compared with 37.3% for the same period in 1996. The decrease in income taxes was due to a corresponding decrease in income before income taxes.


Extraordinary Charge

 For the Three Months Ended March 31,             1997   1996
 Extraordinary charge, net of tax                $(3.7)   -

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031. The early extinguishment of debt resulted in an extraordinary charge of $3.7 after-tax, or $.06 per share.

Form 10-Q -  Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $122.9 during the three months ended March 31, 1997 as compared with $123.7 during the three months ended March 31, 1996. The impact from lower restructuring payments was offset by the timing of accounts payable payments. Capital expenditures were the primary use of corporate funds.

 On February 4, 1997, the Corporation issued $100.0 of 6.50% medium-term notes due 2002. The issuance replaced a portion of short-term debt related to the cellular acquisitions of July 1995. With the issuance, the Corporation's unissued, unsecured debt securities registered with the SEC decreased to $125.0 from $225.0.

 On  February 18, 1997, the Corporation redeemed $80.0  of  8.70%
 medium-term notes as discussed previously.

 The   Corporation's  ratio  of  debt  to  total   capitalization
 decreased to 73.8% at March 31, 1997 compared with 74.9% at year-
 end  1996.   For  the  first quarter of 1997, the  Corporation's
 Board of Directors declared a dividend of $.44 per share.

 Management believes that the Corporation has sufficient internal and external resources to finance the anticipated requirements of business development. Capital additions and dividends are expected to be funded primarily with cash from operations during the remainder of 1997. The Corporation also has access to external resources including lines of credit and long-term shelf registration commitments.


WIRELINE

Competition

The Corporation continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Wireline competitors include interexchange carriers and competitive access providers, and most recently, competitive local exchange carriers ("CLEC"). Telecommunications providers continue to file with the Department of Public Utility Control ("DPUC") to offer competitive intrastate long-distance services, and major carriers intensified their marketing efforts to sell long-distance services since the full implementation of intrastate equal access.

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

Form 10-Q - Part I  Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Regulatory Matters

Federal Regulatory Initiatives

In accordance with the Act, the Federal-State Joint Board adopted a Recommended Decision on Universal Service on November 7, 1996. The recommendation addresses the universal service provisions of the Act and proposes that one federal fund be established to provide support for universal service. The proposal calls for interstate telecommunications service providers to contribute to the fund based on their telecommunications revenue, net of payments to other carriers. The revenue to be assessed may either be total interstate and intrastate revenue, or interstate revenue only. Management is currently evaluating the impact of FCC decisions regarding universal service and access charges.

The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and anticipates filing proposed rate changes in June 1997 for effect July 1, 1997. These filings will adjust interstate access rates for an experienced rate of inflation, the FCC's productivity target and exogenous cost changes, if any. The Telephone Company again elected a 4.0% productivity factor.

State Regulatory Initiatives

On  January 24, 1997, the Corporation filed a proposal  with  the
DPUC   outlining  steps  to  structure  its  wireline   business,
including  the  Telephone  Company,  into  separate  retail   and
wholesale  subsidiaries.   Under the  proposal,  the  new  retail
organization, a CLEC, will compete under the same regulations as all other retail telecommunications providers in the state and will bring innovative packages of products and services to the consumer. The wholesale organization, an incumbent local exchange carrier, will provide network services and functionality to retail providers, including the Corporation's new CLEC, on neutral terms. The Telephone Company's current directory publishing operations will also be structured as a separate subsidiary of the Corporation. A decision is expected in late June 1997.

In  compliance with the Act, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services.
On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services resold to CLECs. On April
23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled
loops, ports, multiplexing, and inter-wire center transport.   In
this  decision,  the  DPUC  agreed  to  the  Telephone  Company's
proposed  50/50  allocation for video  and  telephony.   It  also
approved the proposal to include 100% of the cost of the loop in its intrastate cost studies, rather than only 75% of the cost of the loop (25% of the cost of the loop was previously allocated to interstate services). In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost (TSLRIC). The Telephone Company submitted a revised tariff for unbundled loops, ports, multiplexing, and inter-wire center transport reflecting the findings in the decision.

Form 10-Q - Part II  Southern New England Telecommunications Corporation


                  PART II  -  OTHER INFORMATION


Item 1. Legal Proceedings

        There were no material developments in the first quarter of 1997.


Item 6. Exhibits and Reports on Form 8-K

   (b)  Reports on Form 8-K

        On   January  21,  1997,  the  Corporation  and  the
        Telephone Company filed, separately, reports on Form 8-K, dated January 21, 1997, announcing the
        Corporation's 1996 financial results.

        On April 23, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated April 23, 1997 announcing the Corporation's financial results for the first quarter of 1997.

Form 10-Q - Part II  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

May 8, 1997



                        /s/ Donald R. Shassian
                            Donald R. Shassian
                   Senior Vice President and Chief Financial Officer