Form 10-K405/A
period 1996-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1997-06-12
CIK 790650

UNITED STATES
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

        Amendment No. 1 to Form 10-K for the Period Ended 12/31/96

                             Exhibit Index

Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

Exhibit
Number

99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1996 (filed as Exhibit 99a to Form SE dated 6/11/97, File No. 1-9157).


99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1996 (filed as Exhibit 99b to Form SE dated 6/11/97, File No. 1-9157).

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


Date:  June 12, 1997