Form 10-Q
period 1997-06-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1997-08-07
CIK 790650

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1997.



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


   Common stock, par value $1.00 per share:  65,943,555 shares outstanding as of July 31, 1997

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

Form 10-Q - Part I  Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                                    (Unaudited)
                                        For the Three         For the Six
                                        Months Ended          Months Ended
                                          June 30,              June 30,
Dollars in Millions, Except            1997      1996        1997      1996
Per Share Amounts

Revenues and Sales                  $ 501.6   $ 487.8     $ 984.3   $ 961.8

Costs and Expenses
Operating and maintenance             295.3     285.9       576.9     554.6
Depreciation and amortization          94.4      88.2       186.0     177.4
Taxes other than income                13.4      13.5        26.5      27.5
Total Costs and Expenses              403.1     387.6       789.4     759.5

Operating Income                       98.5     100.2       194.9     202.3
Interest expense                       22.4      22.7        45.1      45.3
Other income, net                       3.9       2.1         4.0       5.8

Income Before Income Taxes             80.0      79.6       153.8     162.8
Income taxes                           30.0      29.1        57.7      60.1

Income Before Extraordinary Charge     50.0      50.5        96.1     102.7
Extraordinary charge, net of tax         -         -         (3.7)       -

Net Income                         $   50.0  $   50.5     $  92.4   $ 102.7

Weighted Average Common Shares
Outstanding (in thousands)           65,999    65,626      65,922    65,505

Earnings Per Share
Income before extraordinary charge $    .76  $    .77    $   1.46  $   1.57
Extraordinary charge, net of tax        -         -          (.06)      -

Earnings Per Share                 $    .76  $    .77    $   1.40  $   1.57

Dividends Declared Per Share       $    .44  $    .44    $    .88  $    .88



The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


 Dollars in Millions, Except Per Share       June 30, 1997  December 31, 1996
 Amounts
                                              (Unaudited)
 Assets
 Cash and temporary cash investments            $    7.7      $    9.0
 Accounts receivable, net of allowance
  for uncollectibles of $27.3 and
  $27.4, respectively                              312.6         323.3
 Materials, supplies and inventories                35.8          27.4
 Prepaid publishing                                 33.6          35.2
 Deferred income taxes and other current assets    100.2          73.1
 Total Current Assets                              489.9         468.0
 Property, plant and equipment, at cost          4,808.1       4,707.3
 Accumulated depreciation                       (3,183.7)     (3,110.3)
 Property, plant and equipment, net              1,624.4       1,597.0
 Intangible assets, net                            392.2         400.3
 Deferred income taxes, leases and other assets    210.9         205.7
 Total Assets                                   $2,717.4      $2,671.0

 Liabilities and Shareholders' Equity
 Accounts payable and accrued expenses          $  237.2      $  252.0
 Short-term debt                                   201.2         215.2
 Advance billings and customer deposits             62.9          60.9
 Other current liabilities                         142.2         138.9
 Total Current Liabilities                         643.5         667.0
 Long-term debt                                  1,180.3       1,169.7
 Accrued postretirement benefit obligation         285.3         288.9
 Other liabilities and deferred credits             93.7          82.4
 Total Liabilities                               2,202.8       2,208.0
 Common Stock; $1.00 par value; 300,000,000
  shares authorized; 68,700,661 and
  68,407,669 issued, respectively                   68.7          68.4
 Proceeds in excess of par value                   613.1         602.8
 Retained deficit                                  (20.9)        (55.7)
 Treasury stock; 2,758,512 shares, at cost        (104.7)       (104.7)
 Unearned compensation related to ESOP             (41.6)        (47.8)
 Total Shareholders' Equity                        514.6         463.0
 Total Liabilities and Shareholders' Equity     $2,717.4      $2,671.0


 The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY

                                                      (Unaudited)
                                          For the Three          For the Six
                                          Months Ended          Months Ended
                                            June 30,              June 30,
Dollars in Millions                      1997      1996        1997     1996

Common Stock, Par Value
 Balance at Beginning of Period $ 68.6 $ 68.0 $ 68.4 $ 67.9 Common shares issued, at market:
  Dividend reinvestment plan               .1        .1          .2         .2
  Savings and incentive plans              -         .1          .1         .1
 Balance at End of Period            $   68.7   $  68.2    $   68.7   $   68.2

Proceeds in Excess of Par Value
 Balance at Beginning of Period      $  608.2   $ 674.3    $  602.8   $  697.9
 Dividends declared                        -      (28.8)         -       (57.5)
 Common shares issued, at market:
  Dividend reinvestment plan              3.4       3.7         6.8        7.2
  Savings and incentive plans             1.5       1.5         3.5        3.1
 Balance at End of Period            $  613.1   $ 650.7    $  613.1   $  650.7

Retained Deficit
 Balance at Beginning of Period      $  (42.1)  $(197.0)   $  (55.7)  $ (249.5)
 Net income                              50.0      50.5        92.4      102.7
 Dividends declared                     (29.0)       -        (58.0)        -
 Tax benefit of dividends declared
  on unallocated shares held in ESOP       .2        .2          .4         .5
 Balance at End of Period            $  (20.9)  $(146.3)   $  (20.9)  $ (146.3)

Treasury Stock
 Balance at Beginning and End
  of Period                          $ (104.7)  $(104.7)   $ (104.7)  $ (104.7)

Unearned Compensation Related
 To Employee Stock Ownership Plan
 Balance at Beginning of Period      $  (44.4)  $ (55.3)   $  (47.8)  $  (58.7)
 Reduction of ESOP debt                    -         -          8.1        7.6
 ESOP earned compensation accrual         2.8       3.6        (1.9)       (.6)
 Balance at End of Period            $  (41.6)  $ (51.7)   $  (41.6)  $  (51.7)

Total Shareholders' Equity           $  514.6   $ 416.2    $  514.6   $  416.2


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                  For the Six Months Ended
                                                          June 30,
Dollars in Millions                                 1997             1996

Operating Activities
   Net income                                   $   92.4         $  102.7
   Adjustments to reconcile net income to
    net cash provided by operating activities:
     Depreciation and amortization                 186.0            177.4
     Extraordinary charge, net of tax                3.7               -
     Restructuring payments                         (8.5)           (43.5)
     Change in operating assets and
      liabilities, net                             (43.4)           (31.3)
     Other, net                                     15.6             23.1
   Net Cash Provided by Operating Activities       245.8            228.4

Investing Activities
   Cash expended for capital additions            (205.8)          (152.5)
   Other, net                                       17.3             17.6
   Net Cash Used by Investing Activities          (188.5)          (134.9)

Financing Activities
   Proceeds from long-term debt                    100.0               -
   Repayments of long-term debt                    (86.6)            (9.1)
   Net payments of short-term debt                 (14.6)           (33.7)
   Cash dividends paid                             (50.8)           (50.0)
   Other, net                                       (6.6)              -
   Net Cash Used by Financing Activities           (58.6)           (92.8)

(Decrease) Increase in Cash and
 Temporary Cash Investments                         (1.3)              .7

Cash and temporary cash investments at
 beginning of period                                 9.0             11.1

Cash and Temporary Cash Investments at
 End of Period                                  $    7.7         $   11.8


Income Taxes Paid                               $   53.1         $   42.5

Interest Paid, net of amounts capitalized       $   45.1         $   45.8


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 1:  Significant Accounting Policies

Accounting Pronouncements - The Corporation will adopt Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings
Per  Share," at year-end  1997.   SFAS  No.  128 establishes
standards for computing and presenting earnings per share. Management does not expect the adoption of the standard to have a material impact on the earnings per share calculation.

Note 2:  Supplemental Financial Information

Operating Cash Flow(1) - The following unaudited financial data on the Corporation's product groups is not required by generally accepted accounting principles and is provided for informational purposes only:


                                  For the Three        For the Six
                                  Months Ended         Months Ended
                                    June 30,             June 30,
                                 1997      1996      1997      1996
Wireline                       $149.9    $146.6    $293.8    $300.9
Wireless                         15.5      10.2      28.5      12.2
Information and Entertainment    23.5      28.3      48.8      55.0
Other(2)                          4.0       3.3       9.8      11.6
Total                          $192.9    $188.4    $380.9    $379.7

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

Note 4:  Woodbury Telephone Company Acquisition

On July 30, 1997, the Corporation completed its acquisition of the remaining 63.5% of Woodbury Telephone Company ("Woodbury") which it did not already own by issuing approximately 528,000 shares of SNET stock to Woodbury's common shareholders. The acquisition was completed after receiving approval from the Department of Public Utility Control ("DPUC") on July 23, 1997.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 5:  Subsequent Event

On July 31, 1997, the Second Circuit Court of Appeals issued a decision upholding an August 28, 1995 judgment from the U.S. District Court finding that the Corporation and the Telephone Company had violated certain sections of the Fair Labor Standards Act and were liable for $9.7 in back pay and liquidating damages plus interest of approximately 5.9% from the date of the District Court judgment. The Corporation and the Telephone Company are currently evaluating whether to appeal the Second Circuit decision. In the second quarter of 1995, the Telephone Company recorded a liability of $11.0 as its anticipated cost of total damages for this matter, which was charged to operating and maintenance expense.

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

Comparison of the periods ended June 30, 1997 vs. the periods ended June 30, 1996

Operating Results

 Income before extraordinary charge was $50.0, or $.76 per share, and $96.1, or $1.46 per share, for the three and six months ended June 30, 1997, respectively. The corresponding periods in 1996 generated net income of $50.5, or $.77 per share, and $102.7, or $1.57 per share. The reduced results were primarily due to increased revenues being more than offset by the combination of revenue decreases in intrastate toll as a result of competition, higher depreciation expense due to increased investment in physical plant, and expenses relating to the new cable offering.

Revenues and Sales

                                  For the Three      For the Six
                                  Months Ended       Months Ended
                                    June 30,           June 30,
                                  1997     1996      1997     1996
 Wireline:
    Local service               $175.4    $168.5   $344.8   $333.2
    Network access               107.4      97.1    210.0    194.1
    Intrastate toll               52.2      64.6    105.6    131.0
    Interstate and                34.4      24.4     64.9     42.4
    Premium services and          27.7      24.6     55.4     50.2
    Other revenues                10.9      12.4     23.3     26.8
    Total Wireline               408.0     391.6    804.0    777.7
 Wireless:
    Cellular service              54.8      52.5    101.8     96.3
    Cellular equipment sales       2.2       2.3      4.4      4.5
    Paging                         1.6       1.6      3.3      3.0
    Total Wireless                58.6      56.4    109.5    103.8
 Information and Entertainment    47.0      46.1     93.7     92.1
 Eliminations and Other Sales    (12.0)     (6.3)   (22.9)   (11.8)
 Revenues and Sales             $501.6    $487.8   $984.3   $961.8

 Wireline - Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $6.9, or 4.1%, and $11.6, or 3.5%, for the three and six month periods, respectively. The increase was due primarily to continued strong growth of 4.3% in access lines in service to approximately 2,205,000 lines as of June 30, 1997. This increase included significant growth in Centrex business lines and second residential lines. Local service revenues also increased due to growth in vertical services, primarily
 SmartLink[R]  advanced     calling     features,      including

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended June 30, 1997 vs. the periods ended June 30, 1996

 Caller ID, missed call dialing, call blocking and call tracing. Additionally, payphone revenues increased due to compensation received as part of the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act") [see Regulatory Matters]. The increase in local service revenues was tempered by a decrease in revenues recognized from wireless carriers, due to a decrease in the generic wireless tariff in accordance with the Act. Management expects increased competition to negatively impact local service revenues as other telecommunications providers offer local service and as the DPUC mandated balloting process commences in March 1998 [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $10.3, or 10.6%, and $15.9, or 8.2%, for the three and six month periods, respectively. Intrastate access revenues increased $5.0, or 78.2%, for the quarter, and $8.3, or 66.0% for the six month period, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $5.3, or 5.9%, for the quarter, and $7.6, or 4.2% for the six month period, due primarily to growth in interstate minutes of use of approximately 6% and 5%, respectively, and an increase in access lines in service, discussed previously. Partially offsetting the impact of the increase in minutes of use were lower rates due to a decrease in tariff rates in accordance with the Telephone Company's July 1996 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $12.4, or 19.2%, and $25.4, or 19.4%, for the three and six month periods, respectively. The decreases were due primarily to 13.2% and 14.6% reductions in toll message volume, respectively, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 Interstate and international toll revenues increased $10.0 for the quarter and $22.5 for the six month period due to strong growth in the customer base. The growth is primarily a result of customer migration to the SNET All Distance[R] product line which allows Connecticut customers to package and discount their entire long-distance calling in one plan.

 Wireless - Cellular service revenues increased $2.3, or 4.4%, and
 $5.5,   or   5.7%,   for  the  three  and  six  month   periods,
 respectively,  due mainly to growth of 15.9% in  the  subscriber
 base.   This  growth  was  offset  partially  by  lower  roaming
 revenues, as lower contracted roaming rates were passed along to consumers.

 Information and Entertainment - Growth in internet sales was  the
 primary   contributor  to  the  increase  in   information   and
 entertainment   sales.   Publishing  revenues  remained   steady
 despite an increasingly competitive environment.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended June 30, 1997 vs. the periods ended June 30, 1996

Costs and Expenses

                                    For the Three      For the Six
                                    Months Ended      Months Ended
                                       June 30,          June 30,

                                    1997     1996     1997    1996
 Operating costs                  $295.3   $285.9   $576.9  $554.6
 Depreciation and amortization      94.4     88.2    186.0   177.4
 Taxes other than income            13.4     13.5     26.5    27.5
 Total Costs and Expenses         $403.1   $387.6   $789.4  $759.5

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
 sold   and   general  and  administrative  expenses,   including
 marketing, represent the remaining portion of these expenses. Total operating costs increased $9.4, or 3.3%, for the quarter, and $22.3, or 4.0%, for the six month period, including approximately $3 and $6, respectively, of reprogramming costs associated with computer recognition of the year 2000.

 Wireline - For the three and six month periods, wireline operating costs increased $13.1, or 5.6%, and $34.6, or 7.7%, respectively, due primarily to an increase in the direct costs of providing interstate and international toll services. Also contributing to the increase were higher employee-related expenses, mainly as a result of continuing higher service demands, and licensed software fees for network switching.

 Wireless - For the three and six month periods, wireless operating costs decreased $3.2, or 7.1%, and $10.8, or 12.0%, respectively. The decrease for the six month period is due primarily to lower customer acquisition costs, including distribution and marketing costs. The cost to complete calls to landline telephones also decreased, as a result of the reduced generic wireless tariff discussed previously. Additionally, wireless experienced lower expenses related to bad debt, contract services and fraud. The primary contributors to the decrease for the quarter were lower fraud and bad debt expenses.

 Information and Entertainment - Operating costs for information and entertainment increased $5.7, or 32.0% for the quarter, and
 $7.7,  or  20.8%  for the six month period.   The  increase  was
 primarily driven by costs associated with the cable offering. Additionally, providing internet services to a larger customer base contributed to the increase. The Corporation launched SNET americast, its cable television service, in March 1997 and
 expects   to  offer  service  to  approximately  one  third   of
 Connecticut's households by the end of 1998. Management expects information and entertainment operating costs to continually increase as the service is deployed.

 Depreciation and amortization - Depreciation and amortization expense increased $6.2, or 7.0%, and $8.6, or 4.8%, for the three and six month periods, respectively, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended June 30, 1997 vs. the periods ended June 30, 1996

Interest Expense

                                    For the Three     For the Six
                                    Months Ended      Months Ended
                                        June 30,          June 30,
                                     1997      1996    1997      1996
 Interest expense                   $22.4     $22.7   $45.1     $45.3

 Interest expense was relatively flat, as savings from the redemption of $80.0 of medium-term notes with an interest rate of 8.70% on February 18, 1997 was substantially offset by interest on $100.0 of 6.50% medium-term notes issued February 4, 1997.

Other Income, net

                                    For the Three     For the Six
                                    Months Ended      Months Ended
                                       June 30,          June 30,
                                    1997      1996    1997      1996
 Other income, net                  $3.9      $2.1    $4.0      $5.8

 The quarterly increase in other income, net was due primarily to an increase in gains on the sale of assets, offset partially by greater minority interest losses. The decrease for the six month period was due primarily to greater minority interest losses and lower interest income, offset partially by an increase in gains on the sale of assets.

Income Taxes

                                    For the Three     For the Six
                                    Months Ended      Months Ended
                                      June 30,          June 30,
                                    1997      1996    1997      1996
 Income taxes                      $30.0     $29.1   $57.7     $60.1

 The  combined  federal  and state effective  tax  rate  for  the quarter  was  37.5% compared with 36.6% for the same  period  in
 1996.   The tax rate for the six month period increased to 37.5%
 from 36.9% for the respective 1996 period.

Extraordinary Charge

                                    For the Three     For the Six
                                    Months Ended      Months Ended
                                      June 30,          June 30,
                                    1997      1996    1997      1996
 Extraordinary charge, net of tax     -        -     $(3.7)       -

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes due 2031. The early extinguishment of debt resulted in an extraordinary charge of $3.7 after-tax, or $.06 per share.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $245.8 during the six months ended June 30, 1997 as compared with $228.4 during the six months ended June 30, 1996. The increase was primarily the result of lower restructuring payments. Capital expenditures were the primary use of corporate funds.

 On February 4, 1997, the Corporation issued $100.0 of 6.50% medium-term notes due 2002. The issuance replaced a portion of short-term debt related to the cellular acquisitions of July 1995. With this issuance, the Corporation's unissued, unsecured debt securities registered with the SEC decreased to $125.0.

 On  February 18, 1997, the Corporation redeemed $80.0  of  8.70%
 medium-term notes as discussed previously.

 The   Corporation's  ratio  of  debt  to  total   capitalization
 decreased to 72.9% at June 30, 1997 compared with 74.9% at year-
 end  1996.   For  the second quarter of 1997, the  Corporation's
 Board of Directors declared a dividend of $.44 per share.

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

WIRELINE

Competition

The Telephone Company faces a fully competitive environment with respect to telecommunications services in Connecticut. Wireline competitors include interexchange carriers, competitive access providers and competitive local exchange carriers ("CLEC"). In the long distance market, competition has intensified since the full implementation of intrastate equal access.

Local service competition is expected to grow significantly, particularly with the DPUC mandated balloting process commencing in March 1998 (see "State Regulatory Initiatives"). Although the financial impact cannot be predicted at this time, based on existing state and federal regulations, the Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Regulatory Matters

Federal Regulatory Initiatives

On July 18, 1997, the Eighth Circuit Court of Appeals ("Court") issued a decision on the appeal of the FCC's First Report and Order. The decision was consistent with the stay issued in
October 1996, which delayed the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The decision struck down key provisions of the Order by vacating the Order's pricing and "pick and choose" rules and certain terms under which potential competitors can lease portions of the
Telephone Company's network. Other provisions, such as the requirement to unbundle operating support systems, operator services and vertical switching features, were upheld by the Court. The Court's decision overall is a strong endorsement of Congress' intention that the states, not the FCC, play a primary role in implementing local telecommunications competition. The decision will allow the Corporation to implement local competition on the course mapped by the DPUC and the state legislature.

In May 1997, the FCC issued three major orders. The FCC released its Report and Order on Universal Service on May 8, 1997. The Order revised the current universal service programs which ensure availability of local exchange service to low income customers and high cost areas. It also establishes new federal support for telecommunications services provided to schools, libraries, and rural healthcare facilities. The federal universal service mechanisms are to be funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the revised programs supporting high cost and low income areas will be from interstate end user revenues, while funding for the new federal support services provided to schools, libraries, and rural healthcare facilities will come from both interstate and intrastate end user revenues. The Order is currently on appeal in the Fifth Circuit Court of Appeals. The Telephone Company has filed to intervene in the appeal.

On May 16, 1997, the FCC released its First Report and Order regarding access charge reform. This Order mandates changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America, Inc. Specifically, the Order establishes flat-rated per line access charges and reduces usage based charges. This Order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings in the second half of 1997 and forward, but is currently unable to quantify the impact. The Order is currently on appeal in the 8th Circuit Court of Appeals. The Telephone Company has intervened in the appeal. The FCC is also expected to
release  a  Pricing Flexibility Order in the Fall of 1997.   This
order will establish a market-based approach to pricing.

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating Incumbent Local Exchange Carriers ("ILECs"). This Order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and filed its proposed rate changes on June 16, 1997 for effect July 1, 1997. These filings adjusted interstate access rates for an experienced rate of inflation, the FCC's new productivity target and exogenous cost changes. The
FCC also required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor retroactively for the 1996-1997 tariff year. The filings are anticipated to decrease interstate network access revenues by approximately $28 for the period

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

July 1, 1997 to June 30, 1998. The Company expects that this decrease will be partially offset by increased demand. The Order is currently on appeal in the District of Columbia Circuit Court of Appeals. The Telephone Company has intervened in the appeal.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long term solution for portability of telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational in mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method to recover the investment and operating costs relating to the number portability system. Until such decision on recovery is made, management is not able to estimate the financial impact on the Corporation.

On  September 20, 1996, the FCC released its Report and Order  on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Telecommunication Act of 1996.
The   order  eliminates  existing  regulatory  constraints  which inhibited competition in the payphone marketplace; establishes a transition period for competitive pricing to further develop in the marketplace; establishes mechanisms for the full and fair compensation for all calls to payphone providers; eliminates all subsidies which currently exist in interstate access rates; orders that pay telephone investment be removed from the ILECOs interstate ratebase; and reclassifies pay telephone instruments as customer premise equipment. Under the order, all ILECs, including the Telephone Company, were required to unbundle payphone instruments and file tariffs on payphone service lines by January 15, 1997 and make them available on a non-discriminatory basis to Payphone Service Providers by April 15, 1997. The Corporation has filed with the FCC the necessary revisions to its interstate access charges and has filed with the DPUC new retail and
wholesale   Pay  Telephone  Access  Line  Service  offerings   in
accordance with the FCC's order.

State Regulatory Initiatives

On June 25, 1997, the DPUC issued a final decision allowing the Corporation to establish separate wholesale and retail affiliates. Under the decision, the new retail organization, a CLEC, will compete under the same regulations as all other retail telecommunications providers in the state and will bring innovative packages of products and services to the consumer. The wholesale organization, an ILEC, will provide network services and functionality to retail providers, including the
Corporation's new CLEC, on neutral terms. The ILEC will be treated as a public service company, and will continue to be subject to regulation. The directory publishing operations will also be structured as a separate subsidiary of the Corporation. As part of the decision, however, the DPUC mandated that Connecticut customers must choose their local exchange provider via a balloting process to commence in March 1998. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The balloting process, as well as the changes associated with the restructure, are expected to be completed by July 1, 1998. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC.

On March 18, 1997, SNET America, Inc. ("SAI"), the Corporate interstate carrier, filed an application with the DPUC to provide local and intrastate toll services throughout Connecticut. The DPUC issued a final decision granting approval on June 25, 1997. This grants SAI the authority to operate as a CLEC in the state of Connecticut and to provide competitive retail services to end user customers with the same regulatory and pricing flexibility as all other CLECs in the state.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

In compliance with the Federal Telecommunications Act of 1996, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services sold to CLECs. On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing, and inter-wire center transport. In this decision, the DPUC agreed to the Telephone Company's proposed 50/50 allocation for video and telephony. In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost (TSLRIC). The Telephone Company submitted a revised tariff for unbundled loops, ports, multiplexing, and inter-wire center transport reflecting the findings in the decision.

On July 23, 1997, the DPUC approved the acquisition of Woodbury Telephone Company by the Corporation. The Corporation subsequently completed its acquisition of the remaining 63.5% of Woodbury which it did not already own by issuing approximately 528,000 shares of SNET stock to Woodbury's common shareholders. The dilutive effect of the share issuance will be immaterial to the earnings per share of the Corporation.

Form 10-Q - Part II     Southern New England Telecommunications Corporation


                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the second quarter of 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 14, 1997, the Corporation held its Annual Meeting of Shareholders ("Annual Meeting").

         The following persons, having received the FOR votes set opposite their respective names, constituting in excess of a majority of the votes cast at the Annual Meeting for the election of Directors, were duly elected Class II Directors for a term of three years:

  (a)          Directors                 For             Withheld
         Zoe Baird                   48,520,582         2,682,993
         Robert L. Bennett           50,162,273         1,044,004
         Joyce M. Roche              49,763,726         1,442,551

         The terms of office of the following Directors continued after the Annual Meeting: William F. Andrews, Richard
         H.  Ayers, Dr. Barry M. Bloom, Frank J. Connor,   William
         R. Fenoglio, Dr. Claire L. Gaudiani, Ira D. Hall, Dr. Burton G. Malkiel, Daniel J. Miglio, Frank R. O'Keefe, Jr..

  (b) Shareholders ratified the appointment of Coopers & Lybrand, L.L.P., as independent public accountants, to examine the consolidated financial statements of the Corporation for the current year ending December 31, 1997. The vote was 50,160,158 shares FOR and 553,649 shares AGAINST, with 494,804 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

  (a)    Exhibit

         (27) Financial Data Schedule

  (b)    Reports on Form 8-K

         On April 23, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated April 23, 1997 announcing the Corporation's financial results for the first quarter of 1997.

         On June 25, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated June 25, 1997 regarding the DPUC's final decision allowing the Corporation to structure its wireline business as separate retail and wholesale subsidiaries.

         On July 24, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated July 24, 1997 announcing the Corporation's financial results for the second quarter of 1997.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

August 7, 1997



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                   Senior Vice President and Chief Financial Officer