Form 10-Q
period 1997-09-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1997-11-06
CIK 790650

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 1997.



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


   Common stock, par value $1.00 per share:  66,540,036 shares outstanding as of October 31, 1997

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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME


                                                  (Unaudited)
                                       For the Three          For the Nine
                                       Months Ended           Months Ended
                                        September 30,          September 30,
Dollars in Millions, Except           1997       1996       1997        1996
Per Share Amounts

Revenues and Sales                   $ 509.7   $ 488.2   $1,494.0   $1,450.0

Costs and Expenses
Operating and maintenance              301.3     295.3      878.2      849.9
Depreciation and amortization           95.0      88.5      281.0      265.9
Taxes other than income                 14.2      13.9       40.7       41.4
Total Costs and Expenses               410.5     397.7    1,199.9    1,157.2

Operating Income                        99.2      90.5      294.1      292.8
Interest expense                        22.4      21.9       67.5       67.2
Other income, net                        1.7        .4        5.7        6.2

Income Before Income Taxes              78.5      69.0      232.3      231.8
Income taxes                            29.4      23.2       87.1       83.3

Income Before Extraordinary Charge      49.1      45.8      145.2      148.5
Extraordinary charge, net of tax          -         -        (3.7)        -

Net Income                           $  49.1    $ 45.8     $141.5    $ 148.5

Weighted Average Common Shares
 Outstanding (in thousands)           66,481    65,606     66,110     65,539

Earnings Per Share
Income before extraordinary charge   $   .74    $  .70    $  2.20    $  2.27
Extraordinary charge, net of tax         -         -         (.06)       -

Earnings Per Share                   $   .74    $  .70    $  2.14    $  2.27

Dividends Declared Per Share         $   .44    $  .44    $  1.32    $  1.32



The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


Dollars in Millions, Except Per Share    September 30, 1997  December 31, 1996
 Amounts                                    (Unaudited)

Assets
Cash and temporary cash investments          $    12.0          $     9.0
Accounts receivable, net of allowance
 for uncollectibles of $25.7 and
 $27.4, respectively                             335.7              323.3
Materials, supplies and inventories               26.4               27.4
Prepaid publishing                                33.3               35.2
Deferred income taxes and other                   83.5               73.1
 current assets
Total Current Assets                             490.9              468.0
Property, plant and equipment, at cost         4,905.4            4,707.3
Accumulated depreciation                      (3,223.4)          (3,110.3)
Property, plant and equipment, net             1,682.0            1,597.0
Intangible assets, net                           399.4              400.3
Deferred income taxes, leases and other          202.0              205.7
 assets
Total Assets                                 $ 2,774.3          $ 2,671.0

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses        $   237.1          $   252.0
Short-term debt                                  191.6              215.2
Advance billings and customer deposits            67.0               60.9
Other current liabilities                        146.6              138.9
Total Current Liabilities                        642.3              667.0
Long-term debt                                 1,184.1            1,169.7
Accrued postretirement benefit obligation        281.0              288.9
Other liabilities and deferred credits           101.2               82.4
Total Liabilities                              2,208.6            2,208.0
Common Stock; $1.00 par value; 300,000,000
 shares authorized; 68,749,657 and
 68,407,669 issued, respectively                  68.7               68.4
Proceeds in excess of par value                  615.8              602.8
Retained earnings (deficit)                        3.6              (55.7)
Treasury stock; at cost, 2,230,586 and
 2,758,512 shares, respectively                  (84.7)            (104.7)
Unearned compensation related to ESOP            (37.7)             (47.8)
Total Shareholders' Equity                       565.7              463.0
Total Liabilities and Shareholders' Equity   $ 2,774.3          $ 2,671.0


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY

                                                  (Unaudited)
                                       For the Three        For the Nine
                                       Months Ended         Months Ended
                                       September 30,        September 30,
Dollars in Millions                   1997        1996     1997       1996

Common Stock, Par Value
 Balance at Beginning of Period $ 68.7 $ 68.2 $ 68.4 $ 67.9 Common shares issued, at market:
  Dividend reinvestment plan              .1        .1         .3        .3
  Savings and incentive plans             -         -          .1        .1
 Common shares repurchased               (.1)       -         (.1)       -
 Balance at End of Period            $  68.7   $  68.3   $   68.7   $  68.3

Proceeds in Excess of Par Value
 Balance at Beginning of Period      $ 613.1   $ 650.7   $  602.8   $ 697.9
 Dividends declared                       -      (28.8)        -      (86.3)
 Common shares issued, at market:
  Dividend reinvestment plan             3.2       3.6       10.0      10.8
  Savings and incentive plans            1.7       1.2        5.2       4.3
 Common shares repurchased              (3.2)       -        (3.2)       -
 Acquisition of Woodbury Telephone       1.0        -         1.0        -
 Balance at End of Period            $ 615.8   $ 626.7   $  615.8   $ 626.7

Retained Earnings (Deficit)
 Balance at Beginning of Period      $ (20.9)  $(146.3)  $  (55.7)  $(249.5)
 Net income                             49.1      45.8      141.5     148.5
 Dividends declared                    (29.2)       -       (87.2)       -
 Acquisition of Woodbury Telephone       4.5        -         4.5        -
 Tax benefit of dividends declared
  on unallocated shares held in ESOP      .1        .2         .5        .7
 Balance at End of Period            $   3.6   $(100.3)  $    3.6   $(100.3)

Treasury Stock
 Balance at Beginning of Period      $(104.7)  $(104.7)  $ (104.7)  $(104.7)
 Acquisition of Woodbury Telephone      20.0        -        20.0        -
 Balance at End of Period            $ (84.7)  $(104.7)  $  (84.7)  $(104.7)

Unearned Compensation Related
 To Employee Stock Ownership Plan
 Balance at Beginning of Period      $ (41.6)  $ (51.7)  $  (47.8)  $ (58.7)
 Reduction of ESOP debt                   5.2      4.5       13.3      12.1
 ESOP earned compensation accrual        (1.3)    (2.0)      (3.2)     (2.6)
 Balance at End of Period            $  (37.7) $ (49.2)  $  (37.7)  $ (49.2)

Total Shareholders' Equity           $  565.7  $ 440.8   $  565.7   $ 440.8


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                        (Unaudited)
                                                  For the Nine Months Ended
                                                       September 30,
Dollars in Millions                                  1997         1996

Operating Activities
  Net income                                       $  141.5     $  148.5
  Adjustments to reconcile net income to
   net cash provided by operating activities:
    Depreciation and amortization                     281.0        265.9
    Extraordinary charge, net of tax                    3.7           -
    Restructuring payments                            (12.4)       (57.9)
    Change in operating assets and liabilities, net   (22.7)       (36.9)
    Other, net                                         29.0         30.4
  Net Cash Provided by Operating Activities           420.1        350.0

Investing Activities
  Cash expended for capital additions                (327.6)      (234.6)
  Other, net                                            9.1         17.9
  Net Cash Used by Investing Activities              (318.5)      (216.7)

Financing Activities
  Proceeds from long-term debt                        100.0           -
  Repayments of long-term debt                        (87.4)       (30.4)
  Net payments of short-term debt                     (24.8)       (25.9)
  Cash dividends paid                                 (76.5)       (75.0)
  Other, net                                           (9.9)          -
  Net Cash Used by Financing Activities               (98.6)      (131.3)

Increase in Cash and Temporary Cash Investments         3.0          2.0

Cash and temporary cash investments at
 beginning of period                                    9.0         11.1

Cash and Temporary Cash Investments at
 End of Period                                     $   12.0     $   13.1

Income Taxes Paid                                  $   64.8     $   61.5

Interest Paid, net of amounts capitalized          $   68.0     $   69.6


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

Note 2:  Supplemental Financial Information

Operating Cash Flow(1) - The following unaudited financial data on the Corporation's product groups is not required by generally accepted accounting principles and is provided for informational purposes only:


                                     For the Three        For the Nine
                                     Months Ended         Months Ended
                                     September 30,        September 30,
                                    1997      1996       1997      1996
Wireline                          $150.0    $135.7     $443.8    $436.6
Wireless                            19.4      11.2       47.9      23.4
Information and Entertainment       21.3      30.0       70.1      85.0
Other(2)                             3.5       2.1       13.3      13.7
Total                             $194.2    $179.0     $575.1    $558.7

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

Note 4:  Woodbury Telephone Company Acquisition

On July 30, 1997, the Corporation completed its acquisition of the Woodbury Telephone Company ("Woodbury"). The Corporation held an investment in Woodbury at cost prior to the acquisition, and issued approximately 528,000 shares of SNET stock to Woodbury's common shareholders for the remaining 63.5% of Woodbury. The acquisition was accounted for as a purchase, and the results of Woodbury have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition, $21.1, was allocated on the basis of the estimated fair market value of the assets acquired and the liabilities assumed. This allocation resulted in goodwill of $11.5, which is being amortized over 15 years. The Corporation assumed $9.0 of Woodbury's long-term debt in the acquisition.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 5:  Litigation

On July 31, 1997, the Second Circuit Court of Appeals issued a decision upholding an August 28, 1995 judgment from the U.S.
District Court finding that the Corporation and the Telephone Company had violated certain sections of the Fair Labor Standards Act and were liable for $9.7 in back pay and liquidated damages plus interest of approximately 5.9% from the date of the District Court judgment. In the second quarter of 1995, the Telephone Company recorded a liability of $11.0, which is adequate to cover the anticipated cost of total damages for this matter.

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

Comparison of the periods ended September 30, 1997 vs. the periods ended September 30, 1996

Operating Results

 Income before extraordinary charge was $49.1, or $.74 per share, and $145.2, or $2.20 per share, for the three and nine months ended September 30, 1997, respectively. The corresponding periods in 1996 generated net income of $45.8, or $.70 per share, and $148.5, or $2.27 per share. The quarterly increase was primarily due to wireline revenues increasing, despite decreases in intrastate toll as a result of competition. The increase was partially offset by higher depreciation expense due to increased investment in physical plant, and expenses relating to the new cable offering. Revenues for the nine month period have been more than offset by those factors, causing the decrease in income before extraordinary charge.

Revenues and Sales

                                          For the Three      For the Nine
                                          Months Ended       Months Ended
                                          September 30,      September 30,
                                         1997      1996      1997       1996
Wireline:
 Local service                         $179.5    $170.5   $  524.3    $ 503.7
 Network access                         104.5      94.4      314.5      288.5
 Intrastate toll                         54.2      62.1      159.8      193.1
 Interstate and international toll       36.7      28.9      101.6       71.3
 Premium services and equipment sales    35.6      26.9       91.0       77.1
 Other revenues                          12.7      11.1       36.0       37.9
 Total Wireline                         423.2     393.9    1,227.2    1,171.6

Wireless:
 Cellular service                        56.1      52.7      157.9     149.0
 Cellular equipment sales                  .6       2.5        5.0       7.0
 Paging                                   1.6       1.5        4.9       4.5
 Total Wireless                          58.3      56.7      167.8     160.5
Information and Entertainment            47.3      46.0      141.0     138.1
Eliminations and Other Sales            (19.1)     (8.4)     (42.0)    (20.2)
Revenues and Sales                     $509.7    $488.2   $1,494.0  $1,450.0


 Wireline - Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $9.0, or 5.3%, and $20.6, or 4.1%, for the three and nine month periods, respectively. The increase was due primarily to continued strong growth of 5.2% in access lines in service to approximately 2,257,000 lines as of September 30, 1997, including approximately 21,000 lines acquired in the
 Woodbury   purchase.   The  increase  excluding   the   Woodbury

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended September 30, 1997 vs. the periods ended September 30, 1996 purchase was 4.2%. This increase included significant growth in Centrex business lines and second residential lines. Local service revenues also increased due to growth in vertical services, primarily SmartLink[R] advanced calling features including Caller ID, missed call dialing, call blocking and call tracing. Additionally, payphone revenues increased due to compensation received as part of the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996 ("Act") [see Regulatory Matters]. The increase in local service revenues was tempered by a decrease in revenues recognized from wireless carriers, due to a decrease in the generic wireless tariff in accordance with the Act. Management expects increased competition to negatively impact local service revenues as other telecommunications providers offer local service and as the Department of Public Utility Control ("DPUC") mandated balloting process commences [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $10.1, or 10.7%, and $26.0, or 9.0%, for the three and nine month periods, respectively. Intrastate access revenues increased $4.8, or 65.5%, for the quarter, and $13.1, or 65.8% for the nine month period, due primarily to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service. Interstate access revenues increased $5.3, or 6.0%, for the quarter, and $12.9, or 4.8% for the nine month period. The increases were due to growth in interstate minutes of use, including the impact from the Woodbury acquisition, of approximately 5.6% and 5.2%, respectively, and the effects of the reversal of proposed tariff changes. Partially offsetting the impact of these items was a decrease in tariff rates in accordance with the Telephone Company's July 1997 Federal Communications Commission ("FCC") filing under price cap regulation.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $7.9, or 12.7%, and $33.3, or 17.2%, for the three and nine month periods, respectively. The decreases were due primarily to 10.6% and 13.3% reductions in toll message volume, respectively, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residence customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 Interstate and international toll revenues increased $7.8 for the quarter and $30.3 for the nine month period due to strong growth in the customer base. The growth is primarily a result of customer migration to the SNET All Distance[R] product line which allows Connecticut customers to package and discount their entire long-distance calling in one plan.

 Premium services and equipment sales increased $8.7 for the quarter and $13.9 for the nine month period due primarily to a one-time cost-plus contract providing backroom operations for a communications company.

 Wireless - Cellular service revenues increased $3.4, or 6.5%, and
 $8.9,   or   6.0%,  for  the  three  and  nine  month   periods,
 respectively,  due mainly to growth of 16.3% in  the  subscriber
 base.   This growth was offset partially by lower roaming  rates
 and lower revenues per subscriber.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended September 30, 1997 vs. the periods ended September 30, 1996

 Information and Entertainment - Growth in internet sales was  the
 primary   contributor  to  the  increase  in   information   and
 entertainment sales. Additionally, SNET americast revenues have increased with the deployment of the cable television offering, while publishing revenues have remained steady.

Costs and Expenses

                                  For the Three        For the Nine
                                   Months Ended        Months Ended
                                   September 30,        September 30,

                                  1997     1996       1997      1996
 Operating costs                 $301.3   $295.3   $  878.2   $  849.9
 Depreciation and amortization     95.0     88.5      281.0      265.9
 Taxes other than income           14.2     13.9       40.7       41.4
 Total Costs and Expenses        $410.5   $397.7   $1,199.9   $1,157.2

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
 sold   and   general  and  administrative  expenses,   including
 marketing, represent the remaining portion of these expenses. Total operating costs increased $6.0, or 2.0%, for the quarter, and $28.3, or 3.3%, for the nine month period, including approximately $3 and $9, respectively, of reprogramming costs associated with computer recognition of the year 2000.

 Wireline - For the three and nine month periods, wireline operating costs increased $15.0, or 6.1%, and $49.6, or 7.1%, respectively, due primarily to an increase in the direct costs
 of  providing interstate and international toll services.   Also
 contributing   to  the  increase  were  higher  employee-related
 expenses, mainly as a result of continuing higher service demands, and higher costs for growing Premium service product
 lines.   Costs  associated  with a one-time  cost-plus  contract
 providing backroom operations for a communications company also added to the increase.

 Wireless - For the three and nine month periods, wireless operating costs decreased $6.9, or 15.5%, and $17.7, or 13.2%, respectively. The decrease was due primarily to lower expenses related to bad debt and fraud, as well as a decrease in the cost to complete calls to landline telephones, as a result of the reduced generic wireless tariff discussed previously. For the
 nine   month  period,  customer  acquisition  costs,   including
 distribution and marketing costs, also declined.

 Information and Entertainment - Operating costs for information and entertainment increased $10.0, or 62.5% for the quarter, and $17.7, or 33.3% for the nine month period. The increase was primarily driven by costs associated with the cable offering. Additionally, providing internet services to a larger customer base contributed to the increase. Management expects information and entertainment operating costs to continue to increase as the new cable television service is deployed.

 Depreciation and amortization - Depreciation and amortization expense increased $6.5, or 7.3%, and $15.1, or 5.7%, for the three and nine month periods, respectively, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Comparison of the periods ended September 30, 1997 vs. the periods ended September 30, 1996

Interest Expense

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                September 30,       September 30,
                               1997       1996     1997       1996
 Interest expense             $22.4      $21.9    $67.5      $67.2

 Interest expense was relatively flat, as savings from the redemption of $80.0 of medium-term notes with an interest rate of 8.70% on February 18, 1997 was substantially offset by interest on $100.0 of 6.50% medium-term notes issued February 4, 1997.

Other Income, net

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                September 30,       September 30,
                               1997       1996     1997       1996
 Other income, net             $1.7        $.4     $5.7       $6.2

 The quarterly increase in other income, net was due primarily to an increase in interest income, due to interest received with a tax refund. The decrease for the nine month period was due primarily to greater minority interest losses, offset partially by the increase in interest income.

Income Taxes

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                September 30,       September 30,
                               1997       1996     1997       1996
 Income taxes                 $29.4      $23.2    $87.1      $83.3

 The combined federal and state effective tax rate for the quarter was 37.5% compared with 33.6% for the same period in 1996. The tax rate for the nine month period increased to 37.5% from 35.9% for the respective 1996 period. The lower 1996 effective rate was due primarily to the settlement of tax matters.

Extraordinary Charge

                                For the Three       For the Nine
                                Months Ended        Months Ended
                                September 30,       September 30,
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

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Liquidity and Capital Resources

 The Corporation generated cash flows from operations of $420.1 during the nine months ended September 30, 1997 as compared with $350.0 during the nine months ended September 30, 1996. The increase was primarily the result of lower restructuring payments. Capital expenditures were the primary use of corporate funds.

 On February 4, 1997, the Corporation issued $100.0 of 6.50% medium-term notes due 2002. The issuance replaced a portion of short-term debt related to the cellular acquisitions of July 1995. With this issuance, the Corporation's unissued, unsecured debt securities registered with the SEC decreased to $125.0.

 On  February 18, 1997, the Telephone Company redeemed  $80.0  of
 8.70% medium-term notes as discussed previously.

 The   Corporation's  ratio  of  debt  to  total   capitalization
 decreased to 70.9% at September 30, 1997 compared with 74.9% at year-end 1996. For the third quarter of 1997, the Corporation's
 Board of Directors declared a dividend of $.44 per share.

 The Corporation sponsors a Dividend Reinvestment and Stock Purchase Plan ("DRISPP"). Effective July 1, 1997, the Corporation began purchasing shares on the open market to meet most of the needs of the DRISPP, as opposed to the prior policy of issuing new shares.

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

WIRELINE

Competition

The Telephone Company faces a fully competitive environment with respect to telecommunications services in Connecticut. Wireline competitors include interexchange carriers, competitive access providers and competitive local exchange carriers ("CLECs"). In the long distance market, competition has intensified since the full implementation of intrastate equal access.

Local service competition is expected to grow significantly, particularly upon commencement of the DPUC mandated balloting
process   [see   State   Regulatory  Initiatives].  Although  the
financial impact cannot  be  predicted  at  this   time, based on
existing state and federal regulations, the Telephone Company expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

Regulatory Matters

Federal Regulatory Initiatives

On October 14, 1997 the Eighth Circuit Court of Appeals vacated a portion of the FCC's rules which prohibited Incumbent Local Exchange Carriers ("ILECs") from separating the network elements it provides to itself unless requested by a CLEC. The Court indicated that the Act requires ILECs to provide access to unbundled network elements, not access to platforms used by ILECs in which network elements are combined.

On August 18, 1997, the FCC released its Third Report and Order on Reconsideration. This Order requires that ILECs must provide shared transport to new entrants as an unbundled network element at cost-based prices. This Order could have a material financial impact on the Corporation, but management is currently unable to quantify the impact. Several companies have filed Petitions for Review, which will be heard by the Eighth Circuit Court of Appeals. A decision in this matter is not expected until 1998.

On July 18, 1997, the Eighth Circuit Court of Appeals issued a decision on the appeal of the FCC's First Report and Order. The decision was consistent with the stay issued in October 1996, which delayed the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements. The decision struck down key provisions of the Order by vacating the Order's pricing and "pick and choose" rules and certain terms under which potential competitors can lease portions of the Telephone Company's network. Other provisions, such as the requirement to unbundle operating support systems, operator services and vertical switching features, were upheld by the Court. The Court's decision overall reflects Congress' intention that the states, not the FCC, play a primary role in implementing local telecommunications competition. The decision should allow the Corporation to implement local competition on the course mapped by the DPUC and the state legislature.

In May 1997, the FCC issued three major orders. The FCC released its Report and Order on Universal Service on May 8, 1997. The Order revised the current universal service programs which ensure availability of local exchange service to low income customers and high cost areas. It also establishes new federal support for telecommunications services provided to schools, libraries, and rural healthcare facilities. The federal universal service mechanisms are to be funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the revised programs supporting high cost and low income areas will be from interstate end user revenues, while funding for the new federal support services provided to schools, libraries, and rural healthcare facilities will come from both interstate and intrastate end user revenues. The Order is currently on appeal in the Fifth Circuit Court of Appeals. The Telephone Company has intervened in the appeal.

On May 16, 1997, the FCC released its First Report and Order regarding access charge reform. This Order mandates changes to the way the Telephone Company recovers interstate access charges from interstate toll providers, including SNET America, Inc. Specifically, the Order establishes flat-rated per line access charges and reduces usage based charges. This Order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings but is currently unable to quantify the impact. The Order is currently on appeal in the Eighth Circuit Court of Appeals. The Telephone Company has intervened in the appeal. The FCC is also expected to release a Pricing Flexibility Order early in 1998, establishing a market-based approach to pricing.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating ILECs. This Order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. The Telephone Company filed its 1997 annual interstate access price cap revisions in April 1997 and filed its proposed rate changes on June 16, 1997 for effect July 1, 1997. These filings adjusted interstate access rates for an experienced rate of inflation, the FCC's new productivity target and exogenous cost changes. The FCC also required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor retroactively for the 1996-1997 tariff year. The filings are anticipated to decrease interstate network access revenues by approximately $28 for the period July 1, 1997 to June 30, 1998. The Corporation expects that this decrease will be partially offset by increased demand. The Order is currently on appeal in the District of Columbia Circuit Court of Appeals. Additionally, on August 13, 1997, the Telephone Company filed a Petition for Waiver from the 6.5% productivity factor, requesting that the FCC establish a productivity factor of 5.3% for the Telephone Company.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long term solution for portability of local telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational in mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method to recover the investment and operating costs relating to the number portability system. Until such decision on recovery is made, management is not able to estimate the financial impact on the Corporation.

The FCC has released Reports and Orders on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of
the  Telecommunication  Act of 1996.   The  orders,  among  other
things, have eliminated existing regulatory constraints which inhibited payphone competition, eliminated all subsidies in interstate access rates and removed pay telephone investment from the ILECs' interstate ratebase. Additionally, the orders have established mechanisms for the full and fair compensation to
payphone   providers,   including  per  call   compensation   for
subscriber 800 and access code calls from payphones.   Under  the
orders, all ILECs, including the Telephone Company, were required to unbundle payphone instruments, file tariffs on payphone service lines and make them available on a non-discriminatory
basis  to  Payphone  Service  Providers.   The  Telephone Company
has filed with the FCC the necessary revisions to its interstate access charges and has filed with the DPUC new retail and wholesale Pay Telephone Access Line Service offerings in accordance with the FCC's order.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


              MANAGEMENT'S DISCUSSION AND ANALYSIS
         (Dollars in Millions, Except Per Share Amounts)

State Regulatory Initiatives

On June 25, 1997, the DPUC issued a final decision allowing the Corporation to establish separate wholesale and retail affiliates. Under the decision, the new retail organization, a CLEC, will compete under the same regulations as all other retail telecommunications providers in the state. The wholesale organization, an ILEC, will provide network services and functionality to retail providers, including the Corporation's new CLEC, on neutral terms. The ILEC will be treated as a public service company, and will continue to be subject to regulation. The directory publishing operations will also be structured as a separate subsidiary of the Corporation. As part of the decision, however, the DPUC mandated that Connecticut customers must choose their local exchange provider via a balloting process. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC. The balloting process, as well as the changes associated with the restructure, were originally scheduled to occur between March and July of 1998. On October 24, 1997, however, the DPUC reopened the docket for the purpose of rescheduling the process. The revised schedule is not known at this time.

In order for the balloting process to commence, the Telephone Company must demonstrate that the systems offered to CLECs provide full technical and operational support as required by the Act. The DPUC will examine and critically evaluate the respective Operations Support System ("OSS") platforms offered to the CLECs by the Telephone Company. The first phase of the DPUC's evaluation will establish a set of tests and standards that can be used to determine the suitability of the Telephone Company's OSS to support a competitive local exchange market. A decision regarding this phase is due on January 28, 1998. The second phase will determine if the interfaces proposed by the Telephone Company offer the comparability required under the provisions of the Act. A final decision is due on June 24, 1998.

On March 18, 1997, SNET America, Inc. ("SAI"), the Corporation's interstate carrier, filed an application with the DPUC to provide local and intrastate toll services throughout Connecticut. The DPUC issued a final decision granting approval on June 25, 1997. This grants SAI the authority to operate as a CLEC in the state of Connecticut and to provide competitive retail services to end user customers with the same regulatory and pricing flexibility as all other CLECs in the state.

In compliance with the Federal Telecommunications Act of 1996, the Telephone Company has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's retail prices for telecommunications services sold to CLECs. On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of HFC costs to video and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing, and inter-wire center transport. In this decision, the DPUC agreed to the Telephone Company's proposed 50/50 allocation for video and telephony. In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost ("TSLRIC"). Subsequently, the DPUC opened a new docket to determine appropriate TSLRIC based rates for the remaining unbundled elements (non-loop) defined by the FCC's First Report and Order. A final decision is expected in February 1998.

On  July  23, 1997, the DPUC approved the acquisition of Woodbury
Telephone Company by the Corporation. The Corporation completed its purchase on July 30, 1997.

Form 10-Q - Part II    Southern New England Telecommunications Corporation


                  PART II  -  OTHER INFORMATION


Item 1.   Legal Proceedings

          There were no material developments in the third quarter of 1997.

Item 6.   Exhibits and Reports on Form 8-K

    (a)   Exhibit

          (27) Financial Data Schedule

    (b)   Reports on Form 8-K

          On July 24, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated July 24, 1997 announcing the Corporation's financial results for the second quarter of 1997.

          On October 23, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 23, 1997 announcing the Corporation's financial results for the third quarter of 1997.

Form 10-Q - Part II   Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                    Southern New England Telecommunications Corporation

November 6, 1997



                   /s/ Donald R. Shassian
                       Donald R. Shassian
                       Senior Vice President and Chief Financial Officer