Form 10-K405
period 1997-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1998-03-20
CIK 790650

UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC  20549
                           FORM 10-K
(Mark One)

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
  ACT OF 1934.
    For the fiscal year ended December 31, 1997.

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

At the settlement date of February 27, 1998, 67,292,621 common shares were outstanding.

At the settlement date of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates was $4,244,461,433.

              DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement dated March 26, 1998 issued in connection with the 1998 Annual Meeting of Shareholders [Part II and Part III]

                        TABLE OF CONTENTS


Item                                                                  Page

                              PART I

1.    Business...........................................................3

2.    Properties........................................................13

3.    Legal Proceedings.................................................14

4.    Submission of Matters to a Vote of Security Holders...............14

                             PART II

5.    Market for the Registrant's Common Stock and Related
        Stockholder Matters.............................................14

6.    Selected Financial Data...........................................15

7.    Management's Discussion and Analysis of Financial Condition
        and Operating Results...........................................15

8.    Financial Statements and Supplementary Data.......................15

9.    Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure.............................15

                            PART III

10.   Directors and Executive Officers of the Registrant................15

11.   Executive Compensation............................................15

12.   Security Ownership of Certain Beneficial Owners and
       Management.......................................................15

13.   Certain Relationships and Related Transactions....................15

                             PART IV

14.   Exhibits, Financial Statement Schedule, and Reports on Form 8-K...17


See page 16 for "Executive Officers of the Registrant"

                             PART I


Item 1.  Business

                             GENERAL

Southern New England Telecommunications Corporation ("Corporation") was incorporated in 1986 under the laws of the State of Connecticut and has its principal executive offices at 227 Church Street, New Haven, Connecticut 06510 (telephone number
(203) 771-5200). The Corporation is a holding company engaged through its wholly-owned subsidiaries in telecommunications services principally in Connecticut with expanded cellular services in Rhode Island and portions of Massachusetts. The Corporation has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes The Southern New England Telephone Company ("Telephone Company") and Woodbury Telephone Company ("Woodbury"), acquired in 1997, providing telecommunications services in Connecticut; SNET America, Inc. ("SAI"), providing national and international long-distance services to Connecticut customers; and SNET Diversified Group, Inc., providing premium telecommunications services and the selling and leasing of communications equipment to residential and business customers. Wireless includes SNET Cellular, Inc. and SNET Mobility, Inc., providing retail and wholesale cellular services, personal communications, equipment sales and paging resale services. Information and entertainment includes SNET Information Services, Inc. (providing publishing and internet services) and SNET Personal Vision, Inc. (providing cable television service). Other business activities include SNET Real Estate, Inc. (engaging in leasing commercial real estate primarily to affiliates) and the holding company (engaging in financial and strategic planning for the Corporation and its subsidiaries).

In 1997, approximately 67% of the Corporation's consolidated revenues and sales were derived from the Telephone Company's telecommunications services and approximately 11% were derived from wireless sales. The remainder was derived principally from directory publishing operations, national and international long-distance services, the activities of the Corporation's other subsidiaries, and activities associated with the provision of facilities and non-access services to interexchange carriers. Approximately 68% of the operating revenues from the Telephone Company's telecommunications services were attributable to intrastate operations, with the remainder attributable to interstate access services.

The number of access lines in service grew to 2,286,000 at December 31, 1997 (including approximately 21,000 lines acquired in the Woodbury purchase) from 2,163,000 at December 31, 1996, an increase of 5.7%. The increase excluding the Woodbury purchase was 4.7%. The increase included significant growth in Centrex business lines and second residential lines. The network access lines provided by the Telephone Company and Woodbury to customers' premises can be interconnected with the access lines of other telephone companies in the United States and with telephone systems in most other countries. The following table sets forth the number of network access lines in service at the end of each year:

Network Access Lines in
 Service (thousands):      1997    1996   1995    1994    1993
Residence                 1,513   1,444  1,415   1,379   1,355
Business                    773     719    658     630     609
Total                     2,286   2,163  2,073   2,009   1,964


Planned Merger

On January 4, 1998, the Corporation's Board of Directors approved a definitive merger agreement ("Agreement") with SBC Communications Inc. ("SBC") whereby the Corporation will become a wholly-owned subsidiary of SBC. The Board's deliberations focused on the complementary strengths and the possible advantages of a combination. Under the original terms of the Agreement, each share of the Corporation's common stock was to be exchanged for 0.8784 shares of SBC common stock. On January 30, 1998, SBC announced a two-for-one stock split, which modified the exchange ratio to 1.7568. The transaction is intended to be accounted for as a pooling-of-interests and as a tax-free reorganization under the applicable provisions of the Internal Revenue Code. In addition, the Agreement does not require any changes to the Corporation's quarterly dividend prior to closing.

The process leading to the Board's adoption of the merger began in late 1996 with a review of strategic goals in the context of rising costs (including non-recurring items such as Year 2000 costs) and a rapidly changing regulatory environment. As a result of this review, the Board concluded that the Corporation would need to substantially increase the scale and scope of its operations in order to continue to compete successfully and in a cost-effective manner in the increasingly competitive telecommunications industry, and to provide customers with the broad range of telecommunications products and services they would demand and to meet the goals of its shareholders. During 1997, management explored possibilities for various joint ventures and business alliances in specific product areas with a view toward increasing the scale and scope of operations. In the fall of 1997, management ultimately concluded that a combination with a major telecommunications company was the best alternative in order to achieve the Corporation's strategic and financial objectives.

The merger has been reviewed by the U.S. Department of Justice and must still be approved by the Corporation's shareholders, the Connecticut Department of Public Utility Control ("DPUC") and the Federal Communications Commission ("FCC"). The Corporation is currently authorized to provide interexchange services in 46 states. For the majority of these states these authorizations have been utilized solely to provide calling card services to Connecticut-based customers traveling in the respective states. The Corporation does, however, provide long-distance service to a small number of customers in states where SBC is an Incumbent Local Exchange Carrier ("ILEC"). The Corporation may be required to modify or withdraw its interexchange authorizations in the states where SBC is an ILEC. In addition, authorizations may be required from a number of other states to allow the Corporation to transfer its existing long-distance authorizations to SBC. Once the necessary approvals are obtained, the merger is expected to close by December 31, 1998.

Management believes that the merger with SBC is in the best interest of shareholders because it offers them the opportunity of becoming investors in a company with global presence and a track record of success in growing long-term value for shareholders. In addition, the merger will likely strengthen the Corporation's ability to compete in the increasingly competitive telecommunications industry.

Corporate Restructure

In a decision issued June 25, 1997, the DPUC approved the Corporation's proposal to establish separate wholesale and retail organizations [see Regulatory Matters - State]. As a result, the Telephone Company will become an ILEC, providing network services and functionality to retail providers under the wholesale provisions of the Federal Telecommunications Act of 1996 ("Act"). The Telephone Company will be treated as a public service company, and will continue to be subject to alternative forms of regulation. In a separate order, SNET America, Inc. ("SAI"), a subsidiary of the Corporation, was certified to operate as a competitive local exchange carrier ("CLEC"), allowing it to provide competitive retail service to customers with the same flexibility as all other CLECs in the state. As part of the DPUC's decision allowing the restructure, Connecticut customers must choose their local exchange provider via a balloting process. Until balloting is complete, the Telephone Company and SAI will jointly offer retail telecommunication services to the public. Once the balloting process is completed, SAI will become the sole provider of retail service for the Corporation. In addition, as part of the restructure, the directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998.


                            WIRELINE

The Southern New England Telephone Company

The Southern New England Telephone Company, a local exchange carrier, was incorporated in 1882 under the laws of the State of Connecticut and is engaged in providing telecommunications services in Connecticut, subject to various forms of regulation. These telecommunications services include: local and intrastate toll services; network access service, which links customers' premises to the facilities of other carriers; and other services such as digital transmission of data and transmission of radio and television programs, packet switched data network and private line services.

The Telephone Company is subject to the jurisdiction of the FCC with respect to interstate rates, services, access charges and other matters, including the prescription of a uniform system of accounts. The FCC also prescribes the principles and procedures (referred to as "separations procedures") used to separate investments, revenues, expenses, taxes and reserves between the interstate and intrastate jurisdictions. In addition, the FCC has adopted accounting and cost allocation rules for the separation of costs of regulated from non-regulated telecommunications services for interstate ratemaking purposes. The Telephone Company's interstate access services have been subject to price cap regulation since January 1991. Price caps are a form of incentive regulation to limit prices and improve productivity.

The Telephone Company, in providing telecommunications services in Connecticut, is subject to regulation by the DPUC, which has jurisdiction with respect to intrastate rates and services and other matters such as the approval of accounting procedures and the issuance of securities. The DPUC has adopted accounting and cost allocation rules for intrastate ratemaking purposes, similar to those adopted by the FCC, for the separation of costs of regulated from non-regulated activities. In 1996, the DPUC replaced the Telephone Company's traditional rate of return regulation with alternative (price-based) regulation to be employed during the transition to full competition [see Regulatory Matters - State].

As a result of legislative and regulatory reform, the Corporation continues to experience an increasingly competitive environment. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers.

In 1997, major interexchange carriers continued to intensify their marketing efforts to sell intrastate long-distance services since the Telephone Company's full implementation of intrastate equal access. Since the introduction of intrastate long-distance toll competition, in excess of 230 telecommunications providers have received approval from the DPUC to offer intrastate long-distance services with an additional 70 filed and awaiting DPUC approval. The reduction in intrastate toll rates and the increasingly competitive intrastate toll market continue to place significant downward pressure on the Telephone Company's intrastate toll revenues.

Thirty-five telecommunications providers have been granted approvals for local service and twelve additional applications are pending before the DPUC. These providers began offering local exchange service to business and residential customers throughout the state. There has been growth in local service competition in 1997 and continued growth is expected, particularly upon commencement of the DPUC-mandated balloting process [see Regulatory Matters - State], however, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Corporation expects that many competitors will resell the Telephone Company's network and that increased network access revenues will offset a significant portion of local service revenues lost to competition. Management supports bringing customers the benefits of competition and affording all competitors the opportunity to compete fairly under reduced regulation.

The Corporation's ability to compete is dependent upon regulatory reform that will allow pricing flexibility to meet competition and provide a level playing field with similar regulation for similar services. In addition, the Corporation's restructure into wholesale and retail affiliates will provide additional flexibility to compete at the retail level [see Regulatory Matters - State].

The competitive environment also allows opportunities for the Corporation to continue to increase its provision of interstate, international long-distance and cable television services.

SNET America, Inc.

SAI was incorporated in 1993 under the laws of the State of Connecticut. SAI resells a complete range of interstate and international long-distance services to Connecticut customers, including calling card and "800" service, along with volume discount plans such as SNET All Distance Simple Solutions, a calling plan for small business and residence customers.

Currently, SAI and the Telephone Company jointly sell toll services. This enables the Corporation to satisfy its customers' long-distance calling needs with a single point of contact through SNET All Distance[R], a seamless toll service product line which provides discount calling plans that include intrastate, interstate and international calling. The joint marketing as SNET All Distance[R] has produced such features as one-second rating and one bill for all toll calls. The migration of Connecticut
customers  to  wireline's  bundled  calling  plans  resulted   in
significant growth for interstate and international long-distance services.

As previously discussed, the DPUC has granted SAI the authority to operate as a CLEC in the state of Connecticut and as a result, SAI will be able to provide competitive retail services to end user customers with the same regulatory and pricing flexibility as all other CLEC's in the state [see Regulatory Matters - State].

SNET Diversified Group, Inc.

SNET Diversified Group, Inc. ("Diversified") was incorporated in 1986 under the laws of the State of Connecticut in order to identify and develop new business opportunities. The majority of Diversified's activities is the offering of premium services, such as information and enhanced network-related services. Another activity is leasing and selling customer premises equipment ("CPE") to residential and small business customers. Key telephone systems and related products are offered and maintained which are complementary to the Telephone Company's central office-based solutions.

Diversified faces significant competition from numerous department store, discount store and business equipment retailers that carry CPE. Diversified has differentiated its product line from its competitors by offering a wide array of quality products including leasing options.

Woodbury Telephone Company

Woodbury was incorporated in 1899 under the laws of the State of Connecticut. On July 23, 1997, the DPUC approved the Corporation's acquisition of Woodbury and on July 30, 1997, the Corporation completed its acquisition of Woodbury by issuing approximately 528,000 shares of the Corporation's treasury stock for the remaining 63.5% of Woodbury's common stock not formerly held by the Corporation. The total cost of completing the acquisition was $30.1 million, which includes the assumption of $9.0 million in long-term debt. Woodbury is the primary provider of local exchange telephone services, intrastate toll services, and access to long-distance telephone services in the major portions of the towns of Woodbury, Southbury, and Bethlehem, and also serves small portions of the towns of Oxford and Roxbury, Connecticut.

Regulatory Matters

The Telephone Company is regulated by the FCC and the DPUC. Historically, the FCC has regulated the Corporation's provision of interstate services, both at the wholesale (access service provided by the Telephone Company) and retail (long-distance toll charges provided by SAI as a non-dominant carrier) levels. Since the passage of the Federal Telecommunications Act ("Act") in 1996, the FCC has also been charged, by Congress, with the implementation of many of the provisions of the Act designed to foster local competition.

The DPUC regulates the Telephone Company's provision of services within the state of Connecticut including local and in-state long-
distance  services.   Since the passage of state  legislation  in
1994, regarding local competition, as well as the Act, the DPUC also regulates the provision of wholesale services within the state that are required for interconnection to the Telephone
Company's   network.   A  synopsis  of  key  Federal  and   State
regulatory decisions follows.

Regulatory Matters - Federal

On  February 8, 1996, Congress passed the Act which was  designed to overhaul U.S. telecommunications policy by removing barriers to local competition. The FCC's First and Second Report and Order ("Order") implements the Act and contains numerous provisions regarding the interconnection of the Telephone Company's network with those of its competitors. The Order requires significant changes in the way business is conducted, how the network is designed and the systems that support it (including repair and service ordering). In addition, the Order requires fundamental changes in the development of the prices that the Telephone Company would charge competitors for purchasing regulated network products and services. This Order, as well as the orders discussed below, could have a material adverse financial impact on the Telephone Company.

Certain provisions in the Order have been appealed by various local telephone companies, including the Telephone Company, the National Association of Regulatory Utility Commissioners and individual state regulatory commissions. On July 18, 1997, the Eighth Circuit Court of Appeals ("Eighth Circuit") issued a partial stay of the Order, delaying the effectiveness of the pricing provisions and the rule allowing competitors to "pick and choose" isolated terms out of negotiated interconnection agreements and struck down those key provisions and other terms under which potential competitors can lease pieces of the Telephone Company's network. The Eighth Circuit declared that the FCC had overstepped its authority and concluded that "the Act plainly grants the state commissions, not the FCC, the authority to determine the rates involved in the implementation of the local competition provisions of the Act." The Eighth Circuit's decision is a strong endorsement of Congress' intention that the states play a primary role in implementing local telecommunications competition. This decision should allow the Corporation to implement local competition on the course mapped out by the DPUC and the Connecticut state legislature.

On October 14, 1997, the Eighth Circuit also vacated a portion of the FCC's rules which required ILECs to provide combinations of network elements that effectively recreated the end-to-end service at a significant discount to CLECs. The Eighth Circuit indicated that the Act requires ILECs to provide access to unbundled network elements, not access to platforms used by ILECs in which network elements are combined. The Eighth Circuit's decisions have now been appealed to the Supreme Court which has agreed to review the case in the fall 1998 session. A decision is expected in 1999.

On August 18, 1997, the FCC also released its Third Report and Order requiring ILECs, including the Telephone Company, to provide shared transport to new entrants as an unbundled network element at cost-based prices. Several companies, including the Telephone Company, have filed Petitions for Review, which will be heard by the Eighth Circuit. A decision in this matter is expected in 1998.

On May 8, 1997, the FCC issued an order regarding Universal Service. The order revises the current universal service programs for low income customers and high cost areas (including Woodbury) and establishes new federal support for telecommunications services provided to schools, libraries and rural health care facilities. The federal universal service mechanisms are funded, beginning January 1, 1998, by an assessment on the end user revenues of all telecommunications service providers. Funding for the new federally supported services provided to schools, libraries and rural healthcare facilities will come from both interstate and intrastate end user revenues, while funding for the revised high cost support and low income support programs will be from interstate end user revenues. ILECs can recover their contributions to the federal universal service mechanisms through their interstate access charges. The Universal Service Order is on appeal in the Fifth Circuit Court. The Telephone Company has intervened in the appeal. The FCC has no timeline currently to resolve this issue and the Corporation cannot determine when it will be resolved.

On May 16, 1997, the FCC also issued an order regarding access charge reform which changes the way the Telephone Company recovers interstate access charges from interstate toll providers, including SAI. Specifically, the order establishes flat-rated per-call carrier access charges, rather than usage based charges. This order establishes a prescriptive mechanism to ensure that interstate access charges will be driven toward the levels that competition would be expected to produce. Management expects this order to pressure earnings but is currently unable to quantify any such impact. The Access Charge Reform Order is being appealed and is pending in the Eighth Circuit. The Telephone Company has intervened in the appeal. The FCC is also expected to release a Pricing Flexibility Order in 1998. This order will establish a market-based approach to pricing.

On May 21, 1997, the FCC released its Price Cap Order revising its price cap plan for regulating ILECs including the Telephone Company. This order establishes a single productivity factor of 6.5% and eliminates the sharing requirements of the prior rules. This order is being appealed in the District of Columbia Circuit Court. On August 13, 1997, the Telephone Company filed a Petition for Waiver from the 6.5% productivity factor, requesting that the FCC establish a productivity factor of 5.3% for the Telephone Company. A decision is still pending.

The Telephone Company filed its 1997 annual interstate access price cap revisions, in which the Telephone Company elected to use a 6.5% productivity factor, which took effect July 1, 1997. The FCC required all price cap ILECs, including the Telephone Company, to adjust their Price Cap Indices, effective July 1, 1997, to reflect the 6.5% productivity factor for both the 1996-1997 and 1997-1998 tariff years. The filing would decrease interstate network access rates by approximately $28 million for the period July 1, 1997 to June 30, 1998. The Telephone Company expects that this decrease will be partially offset by increased demand.

In addition, the FCC has released Reports and Orders on the Implementation of the Pay Telephone Reclassification and Compensation Provisions of the Act. The orders, among other things, mandate that all ILECs, including the Telephone Company, unbundle payphone instruments, file tariffs on payphone service lines and make them available on a non-discriminatory basis to Payphone Service Providers ("PSPs"). Additionally, the orders establish mechanisms for the full and fair compensation to PSPs, including per-call compensation for subscriber "800" and access code calls from payphones. The Telephone Company has filed the necessary revisions to its interstate access charges with the FCC and has filed with the DPUC new retail and wholesale Pay Telephone Access Line Service offerings in accordance with the FCC's order.

In December 1996, the FCC acted on an outstanding petition by the New England Public Communications Council, Inc. and preempted a prior DPUC decision which only authorized ILECs and CLECs to provide payphone service in Connecticut. On July 1, 1997, the District of Columbia Circuit Court rendered its decision in Illinois Public Telecommunications Association v. FCC remanding back to the FCC its decision setting the per-call compensation rate for subscriber "800" and access code calls. The FCC on August 5, 1997, established a pleading and comment cycle on these remanded issues. The FCC released a subsequent order setting the per-call compensation rate at $.284.

Noting the need to revise its jurisdictional separations rules as a result of the increasingly competitive nature of the telecommunications industry, the FCC initiated on October 7, 1997, a rulemaking proceeding to begin separations reform. Jurisdictional separations assigns telecommunications property costs, revenues, expenses, taxes and reserves to specific categories that are then allocated between the interstate and intrastate jurisdictions. Comprehensive reform in this area could result in changes to the structure of ILEC pricing. Management is currently unable to determine the impact any change would have on the Telephone Company.

In accordance with the Act, the FCC requires ILECs, including the Telephone Company, to implement a long-term solution for portability of local telephone numbers. The Telephone Company is required to construct and operate a system that will permit end user customers to retain their telephone numbers when they elect a different carrier for local service. The system is to be operational by mid-1998 for a large percentage of the Telephone Company's access lines. The FCC, however, has not yet decided on a method to recover the substantial investment and operating costs relating to the number portability system. Local number portability expenditures were approximately $4 million in 1997 and are estimated to be $19 million in 1998.

Regulatory Matters - State

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula based on certain services categorized as non-competitive. In addition, basic local service rates for residence, business and coin may not be raised above current levels until January 1, 1998, at which time the price cap plan becomes effective for these services, unless they have been reclassified into the emerging-competitive or competitive categories. The impact of these changes on the Telephone Company's operating results will depend on the timing of classifying the various products and services from non-
competitive into the emerging-competitive and competitive categories for pricing changes.

On June 25, 1997, the DPUC issued a final decision allowing the Corporation to establish separate wholesale and retail affiliates. Under the decision, the new retail organization, a CLEC, will compete under the same regulations as all other retail telecommunications providers in the state. As such, the CLEC will not be subject to price cap regulations. The wholesale organization, an ILEC, will provide network services and functionality to retail providers, including SAI, the Corporation's new CLEC, on comparable terms. The ILEC will be treated as a public service company and will continue to be subject to alternative forms of regulation. The directory publishing operations were incorporated into a separate subsidiary of the Corporation on January 1, 1998. As part of the decision, however, the DPUC mandated that Connecticut customers must choose their local exchange provider via a balloting process. Customers who do not choose a carrier will be assigned a CLEC based on the proportion of votes in a local service area. The specific details of the balloting process will be addressed in further technical discussions among the participants and the DPUC. The balloting process is scheduled to begin on January 4, 1999 and to be completed by May 1999.

In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to CLECs provide full technical and operational support as required by the Act. The DPUC will examine and critically evaluate the respective Operations Support System ("OSS") platforms offered to the CLECs. The DPUC's evaluation will establish a set of tests and standards that can be used to determine the suitability of the ILEC's OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Act. A final decision is due on June 24, 1998. The DPUC's decision to allow the Corporation to establish separate wholesale and retail affiliates has been challenged by other parties in both state court and federal court. In an oral decision, the federal court has denied the other parties' motion for summary judgment and granted the Corporation's motion for summary judgment. A written decision is expected in the first quarter of 1998. A decision is also expected from the state court in 1998.

On March 18, 1997, SAI filed an application with the DPUC to provide local and intrastate toll services throughout Connecticut. The DPUC issued a final decision granting approval on June 25, 1997. This grants SAI the authority to operate as a CLEC in the state of Connecticut and to provide competitive retail services to end user customers with the same regulatory and pricing flexibility as all other CLECs in the state.

In compliance with the Act, the ILEC has filed with the DPUC numerous cost studies supporting its proposed wholesale (i.e., resale) and unbundled rates for interconnection services. On March 24, 1997, the DPUC issued a final decision setting a uniform 17.8% discount rate off the Telephone Company's current retail prices for telecommunications services sold to CLECs.

On April 23, 1997, the DPUC issued a final decision addressing the proposal for allocation of Hybrid Fiber Coax ("HFC") network joint costs between broadband and telephony and the Telephone Company's costs and rates associated with unbundled loops, ports, multiplexing and inter-wire center transport. In this decision, the DPUC approved the Telephone Company's proposed 50/50 allocation of HFC network joint costs between broadband and telephony. In addition, the DPUC approved the cost studies based on Total Service Long Run Incremental Cost ("TSLRIC"). Subsequently, the DPUC opened a new docket to determine appropriate TSLRIC-based rates for the remaining unbundled elements (non-loop) defined by the FCC. The cost allocation decision has been appealed by the cable television industry to state Superior Court. A decision is expected in 1998.


                            WIRELESS

The Corporation provides cellular (wholesale and retail), personal communications, equipment sales and resale of paging services in Connecticut, Rhode Island and portions of
Massachusetts, through its subsidiaries SNET Cellular, Inc. ("Cellular") and SNET Mobility, Inc. ("Mobility").

SNET Cellular, Inc.

Cellular was incorporated in 1985 under the laws of the State of Connecticut and provides directly or indirectly through affiliates retail and wholesale services in the states of Connecticut and Rhode Island and portions of Massachusetts. Cellular is currently subject to FCC jurisdiction. In November 1996, the DPUC opened an investigation to determine whether wireless service was a replacement for landline telephone service. If wireless service is determined to be a replacement for landline service, the DPUC may petition the FCC for rate regulation authority.

In 1990, Cellular formed the Springwich Cellular Limited Partnership ("Springwich") with four other partners. Springwich is authorized to provide wholesale cellular radio telecommunications services in the Hartford, New Haven, New London, and Fairfield, Connecticut New England County Metropolitan Areas ("NECMAs") and in the Springfield, Massachusetts NECMA. Springwich also is licensed to provide cellular wholesale service in four Rural Service Areas, Windham and Litchfield Counties in Connecticut and Franklin and Berkshire Counties in Massachusetts. The Corporation through its
subsidiaries   holds  over  a  99.6%  partnership   interest   in
Springwich.

Cellular has "roaming agreements" with other carriers which allow the carriers' subscribers access to Cellular's network and allow
Cellular's subscribers access to other networks throughout the United States and Canada.

Cellular is facing considerable competition as a result of the completion of the Bell Atlantic and NYNEX merger which created the largest wireless service provider on the East Coast and the second largest provider in the United States. In addition, Cellular expects increasing competition from new alliances and the impact from auctions of personal communications services ("PCS") and other licenses. A major long-distance provider has launched a digital PCS service in Connecticut during 1997, creating the third wireless provider in the state. Other wireless carriers are expected to begin offering services in the near future. Cellular has made and will continue to make investments in network expansion and enhancements.

SNET Mobility, Inc.

Mobility was incorporated in 1985 under the laws of the State of Connecticut under its predecessor's name SNET MobileCom, Inc. Mobility purchases wholesale cellular communications service from Springwich and resells cellular communications service in the Connecticut retail market. In addition, Mobility also provides paging services.

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


                  INFORMATION AND ENTERTAINMENT

SNET Information Services, Inc.

In  January  1998,  the Telephone Company's directory  publishing
operations  and  internet  services  were  transferred  to   SNET
Information Services, Inc. which was incorporated in 1997 under the laws of the State of Connecticut. The directory publishing operations, in addition to selling the advertising, produces and distributes traditional paper products including White and Yellow
Pages    directories   throughout   Connecticut   and    adjacent
communities.   To  strategically widen  its  business  focus  and
position   itself  for  the  future,  the  publishing  operations
introduced electronic publishing services, such as SNET Access[SM], Consumer Tips and Electronic Yellow Pages.

The Connecticut advertising marketplace continues to undergo major structural changes and is increasingly more fragmented and competitive. The publishing division faces increased competition from traditional directory publishers, established media, and emerging competitors such as on-line services, electronic shopping services, CD-ROM, and the expansion of cable television.

On January 31, 1996, the Corporation launched SNET Internet[SM] access service, which allows all subscribers in the state of Connecticut to access the Internet with a local phone call. Internet customers have increased to over 85,000 at the end of 1997 from approximately 35,000 at the end of 1996.

SNET Personal Vision, Inc.

SNET Personal Vision, Inc. ("Personal Vision") was incorporated in 1996 under the laws of the state of Connecticut. On September 6, 1996, Personal Vision received an 11-year license from the DPUC to operate a cable television system that will serve the entire state of Connecticut. Personal Vision also became a partner in the americast joint venture with The Walt Disney
Company   and   several  large  local  exchange  carriers.    The
partnership provides a full range of americast[TM] programming and marketing services. Personal Vision began deploying its cable service during the first quarter of 1997. The DPUC's decision granting the statewide franchise was appealed to state Superior
Court  by  members  of the cable industry.   The  Superior  Court
upheld the DPUC's decision and the cable industry has now appealed to the state Appellate Court. A decision is anticipated in 1998.

                    OTHER BUSINESS ACTIVITIES

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

Holding Company

The DPUC had limited the amount that the Corporation could invest in unregulated diversified activities, without DPUC approval, to 40% of its total assets. In January 1997, the Corporation requested the DPUC to completely lift the restriction. In June 1997, the DPUC lifted the restriction.


                       EMPLOYEE RELATIONS

The Corporation and its subsidiaries employed 9,841 persons at February 27, 1998, of whom approximately 63% are represented by the Connecticut Union of Telephone Workers, Inc. ("CUTW"), an unaffiliated union.

In January 1998, under the current union contract, bargaining-unit employees received a general wage increase totaling 3.0%; made up of various forms and combinations of basic wage increases, one-time cash payments and/or Cash Balance Plan Account credits. The current labor agreement will expire on August 8, 1998. Management and the union expect to begin negotiations on a new labor agreement early in 1998.

Item 2.  Properties

The principal properties of the Corporation do not lend themselves to a detailed description by character and location. The majority of telecommunications property, plant and equipment of the Corporation is owned by the Telephone Company. Of the Corporation's investment in telecommunications property, plant and equipment at December 31, 1997, central office equipment represented 43%; connecting lines not on customers' premises, the majority of which are over or under public roads, highways or streets and the remainder over or under private property, represented 35%; land and buildings (occupied principally by central offices) represented 11%; telephone instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 1%; and other, principally vehicles and general office equipment, represented 10%.

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

Capital Expenditures

The Corporation has been making, and expects to continue to make, significant capital expenditures to meet the demand for telecommunications services and to further improve such services. The total gross investment in property, plant and equipment increased from approximately $4.1 billion at December 31, 1992 to approximately $4.9 billion at December 31, 1997, after giving effect to retirements, but before deducting accumulated depreciation at either date. Since 1993, cash expended for capital additions was as follows:

Dollars in Millions,
For the Years Ended      1997    1996    1995    1994    1993
Cash Expended for
 Capital Additions       $472    $374    $357    $283    $269

In 1997, the Corporation funded its cash expenditures for capital additions entirely through cash flows from operations. In 1998, capital additions are expected to be approximately $475 million, including estimated additions of $290 to the wireline network. These additions include expenditures primarily related to the modernization, growth and upgrading of wireline's central office switching and circuit equipment, to meet customer demand for new services. Additionally, to reduce maintenance costs and to meet access line growth, increased focus is being placed on replacing and supplementing the existing core network of twisted copper wire and fiber-optic and coaxial cable.


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


                             PART II

Item  5.  Market  for the Registrant's Common Stock  and  Related
Stockholder Matters

The common stock of the Corporation is listed on the New York and Pacific stock exchanges and the number of holders of record, computed on the basis of registered accounts, was 47,787 as of February 27, 1998. Information with respect to the quarterly high, low and closing sales price for the Corporation's common stock and quarterly cash dividends declared is included in the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement on page 34 under the caption "Market and Dividend Data" and is incorporated herein by reference pursuant to General Instruction G(2).

Items 6 through 8.

Information required under Items 6 through 8 is included in the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement dated March 26, 1998 on pages 6 through 33 in their entirety and is incorporated herein by reference pursuant to General Instruction G(2).


Item  9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure

No changes in or disagreements with accountants on any accounting or financial disclosure occurred during the period covered by this report.


                            PART III

Items 10 through 13.

Information required under Items 10 through 13 is included in the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement dated March 26, 1998 on pages 38 through 47. Such information is incorporated herein by reference pursuant to General Instruction G(3).

Information  regarding  executive  officers  of  the   registrant
required by Item 401(b) and (e) of Regulation S-K is included  in
Part I of this Annual Report on Form 10-K as follows:

             Executive Officers of the Registrant(1)
                    (as of February 27, 1998)


                                                                Executive
                                                                 Officer
       Name         Age(2)           Position                     Since

Daniel J. Miglio     57     Chairman, President and
                             Chief Executive Officer              1/86
Madelyn M. DeMatteo  49     Senior Vice President-
                             General Counsel and Secretary        1/98
Karin D. Mayhew(3)   46     Senior Vice President-
                             Organization Development             1/98
Fred T. Page         51     Senior Vice President-
                             Network Services                     2/96
Ronald M. Serrano    42     Senior Vice President-Communication
                             Information and Entertainment Group  1/93
Donald R. Shassian   42     Senior Vice President and Chief
                             Financial Officer                   12/93

(1) Executive officers subject to Section 16 of the Securities Exchange Act of 1934.
(2) As of December 31, 1997.
(3) Replaced Jean M. LaVecchia whose employment with the Corporation ended December 31, 1997.


Mr. Miglio, Ms. DeMatteo, Ms. Mayhew and Mr. Page have held high level managerial positions with the Corporation or its subsidiaries for more than the past five years. Mr. Serrano was a Vice President of Mercer Management Consulting, Inc., (formerly Strategic Planning Associates) for more than five years prior to joining the Corporation. Mr. Shassian was a partner with Arthur Andersen & Co., independent accountants, for more than five years prior to joining the Corporation.

                             PART IV


Item 14.  Exhibits, Financial Statement Schedule, and Reports on Form 8-K

(a)  Documents filed as part of the report:                        Page

     (1)  Report of Management                                       *

          Report of Independent Accountants                          *

          Consolidated Financial Statements:

            Consolidated Statements of Income (Loss) -
              for the years ended
              December 31, 1997, 1996 and 1995                       *

            Consolidated Balance Sheets - as of
              December 31, 1997 and 1996                             *

            Consolidated Statements of Changes in
              Shareholders' Equity - for
              the years ended December 31, 1997, 1996 and 1995       *

            Consolidated Statements of Cash Flows -
              for the years ended
              December 31, 1997, 1996 and 1995                       *

            Notes to Consolidated Financial Statements               *

     (2) Consolidated Financial Statement Schedule for the year ended December 31, 1997

            Report of Independent Accountants                       22

            II - Valuation and Qualifying Accounts                  23

     Schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not applicable.


* Incorporated herein by reference to the appropriate portions of the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement dated March 26, 1998 [see Part II].

  (3)      Exhibits:

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto. Exhibits numbered 10(iii)(A)1 through 10(iii)(A)17 are management contracts or compensatory plans required to be filed as exhibits pursuant to Item 14(c) of Form 10-K.

Exhibit
Number

2 Agreement and Plan of Merger dated January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT), Inc. (Exhibit 2 to Form 8-K dated 1/5/98, File No. 1-
             9157).

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit 3-A to Form SE dated 3/15/91, File No. 1-9157).

3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

4a Rights Agreement dated December 11, 1996 between Southern New England Telecommunications Corporation and State Street Bank and Trust Company, as Rights Agent (Exhibit 4 to Form 8-K dated 12/11/96, File No. 1-9157). Amendment No. 1 dated January 4, 1998 (Exhibit 4.2 to Form 8-K dated 1/5/98, File No. 1-
             9157).

4b Stock Option Agreement dated January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT) Inc. (Exhibit 4.1 to Form 8-K dated 1/5/98, File No. 1-9157).

4c           Indenture   dated  December  13,  1993  between   The
             Southern  New  England Telephone  Company  and  Fleet
             National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4d Indenture dated July 10, 1991 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000, $200,000,000 of 7% Medium-Term Notes,
             Series 2, due August 15, 2005 and $100,000,000  of  6
             1/2% Medium-Term Notes, Series 2, due February 15, 2002 (Exhibit 4c to 1995 Form 10-K dated 3/20/96,
             File No. 1-9157).

10(iii)(A)1  SNET  Short  Term Incentive Plan as amended  February
             8, 1995 (Exhibit 10(iii)(A)1 to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

10(iii)(A)2  SNET  Long  Term Incentive Plan as amended  March  1,
             1993 (Exhibit 10(iii)(A)2 to 1992 Form 10-K dated 3/23/93, File No. 1-9157).

  (3)      Exhibits (continued):

Exhibit
Number

10(iii)(A)3  SNET  Financial Counseling Program as amended January
             1987  (Exhibit 10-D to Form SE dated 3/23/87-1,  File
             No. 1-9157).

10(iii)(A)4  Group  Life Insurance Plan and Accidental  Death  and
             Dismemberment Benefits Plan for Outside Directors of SNET as amended July 1, 1986 (Exhibit 10-E to Form SE dated 3/23/87-1, File No. 1-9157).

10(iii)(A)5  SNET  Pension Benefit Plan as amended through January
             1, 1998.

10(iii)(A)6  SNET  Management  Pension Plan as amended  March  31,
             1995. Amendments effective December 20, 1995 through April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996 (Exhibit 10(iii)(A)6 to 1996 Form 10-K dated 3/20/97, File No. 1-9157). Amendments effective July 9, 1997 through January 1, 1998.

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

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to Form SE
             dated 3/15/91, File No. 1-9157).

10(iii)(A)11 SNET  1986 Stock Option Plan as amended March 1,  1993
             (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated 3/23/93, File No. 1-9157). Amendment dated January 4, 1998.

10(iii)(A)12 SNET  Retirement and Disability Plan for  Non-Employee
             Directors as amended April 14, 1993 (Exhibit 10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File
             No. 1-9157). Amendment dated February 14, 1996 (Exhibit 10(iii)(A)12 to 1996 Form 10-K dated 3/20/97, File No. 1-9157).

10(iii)(A)13 SNET   Non-Employee  Director  Stock  Plan   effective
             January 1, 1994 (Exhibit 4.4 to Registration No. 33-51055 on Form S-8, File No. 1-9157).

10(iii)(A)14 SNET  Executive  Retirement Savings  Plan  as  amended through January 1, 1998.

10(iii)(A)15 SNET  1995  Stock  Incentive  Plan  (Exhibit  4.4   to
             Registration   No.   33-64975,   File   No.   1-9157).
             Amendment dated January 4, 1998.

  (3)      Exhibits (continued):

Exhibit
Number

10(iii)(A)16 SNET  Non-Employee Director Stock Plan effective  June
             1, 1996 (Exhibit 4.2 to Registration No. 333-05757 on Form S-8, File No. 1-9157).

10(iii)(A)17 SNET Stay Bonus Program effective January 4, 1998.


12           Computation of Ratio of Earnings to Fixed Charges.

13 Pages 6 through 34 of the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement for the fiscal year ended December 31, 1997.

21           Subsidiaries of the Corporation.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule.

99a Annual Report on Form 11-K for the plan year ended December 31, 1997 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1998.

99b Annual Report on Form 11-K for the plan year ended December 31, 1997 for the SNET Bargaining-Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1998.

The Corporation will furnish, without charge, to a shareholder upon request a copy of the combined 1997 Annual Report to Shareholders and Proxy Statement, portions of which are incorporated by reference, and will furnish any other exhibit at cost.

(b) Reports on Form 8-K:

    On October 23, 1997, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated October 23, 1997 announcing the Corporation's financial results for the third quarter of 1997.

    On January 5, 1998 and January 6, 1998, the Corporation and the Telephone Company respectively filed, separately, reports on Form 8-K, dated January 5, 1998, announcing the execution of an agreement with SBC Communications Inc., whereby the Corporation will become a wholly-owned subsidiary of SBC.

    On January 27, 1998, the Corporation and the Telephone Company filed, separately, reports on Form 8-K, dated January 27, 1998, announcing the Corporation's 1997 financial results.

                           SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

By   /s/ Donald R. Shassian
         Donald R. Shassian, Senior Vice President
         and Chief Financial Officer                 March 20, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

PRINCIPAL EXECUTIVE OFFICER:

  Daniel J. Miglio*
  Chairman, President, Chief Executive Officer and Director


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

  Donald R. Shassian
  Senior Vice President and          By /s/ Donald R. Shassian
  Chief Financial Officer                  (Donald R. Shassian, as attorney-
                                           in-fact and on his own behalf)



DIRECTORS:

  William F. Andrews*
  Richard H. Ayers*
  Robert L. Bennett*
  Barry M. Bloom*                    March 20, 1998
  Frank J. Connor*
  William R. Fenoglio*
  Claire L. Gaudiani*
  Ira D. Hall*
  Burton G. Malkiel*
  Frank R. O'Keefe, Jr.*
  Joyce M. Roche*                    * by power of attorney

                REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders of
Southern New England Telecommunications Corporation:


Our report on the consolidated financial statements of Southern New England Telecommunications Corporation has been incorporated by reference in this Form 10-K from the combined 1997 Annual Report to Shareholders and Proxy Statement of Southern New England Telecommunications Corporation on page 15 therein. In connection with our audits of such financial statements, we have also audited the related financial statement schedule for each of the three years in the period ended December 31, 1997 listed in
Item 14(a)(2) of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.





Hartford, Connecticut           /s/ COOPERS & LYBRAND L.L.P.
January 27, 1998

       SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

         SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      (Dollars in Millions)


COLUMN A        COLUMN B           COLUMN C              COLUMN D    COLUMN E

                                   Additions
               Balance at                                             Balance
             beginning of   Charged to      Charged to                 at end
Description        period     expense   other accounts  Deductions  of period


Allowance for Uncollectible
  Accounts Receivable:

  Year 1997     $27.4         $43.4        $11.3  (a)    $49.6  (b)    $32.5
  Year 1996      34.2          42.6          5.1  (a)     54.5  (b)     27.4
  Year 1995      29.8          23.1          3.6  (a)     22.3  (b)     34.2

Allowance for Uncollectible
  Direct-Financing Lease Notes Receivable:

  Year 1997     $11.0         $   -        $   -         $   -         $11.0
  Year 1996       9.7           1.8            -           0.5  (b)     11.0
  Year 1995       8.4           1.4            -           0.1  (b)      9.7

Restructuring Charge:

  Year 1997     $31.5         $   -        $   -         $25.0         $ 6.5
  Year 1996      77.0             -            -          45.5  (c)     31.5
  Year 1995     264.9             -            -         187.9  (c)     77.0


(a) Includes amounts previously written off that were credited directly to this account when recovered and miscellaneous amounts.

(b) Includes amounts written off as uncollectible. 1997 reflects the continuous collection difficulties as the competitive environment increases despite the Corporation's increased emphasis on collections. 1996 also includes fully reserved amounts written off of $17.8 as a result of a revised procedure to write-off uncollectible accounts receivable within a shorter time frame.

(c) Includes non-cash net pension and postretirement settlement gain charged against the restructuring reserve of $65.1 in 1996 and curtailment losses of $102.2 in 1995.

                          EXHIBIT INDEX

Exhibits identified in parentheses below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number

2 Agreement and Plan of Merger dated January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT), Inc. (Exhibit 2 to Form 8-K dated 1/5/98, File No. 1-
             9157).

3a Amended and Restated Certificate of Incorporation of the registrant as filed June 14, 1990 (Exhibit 3-A to Form SE dated 3/15/91, File No. 1-9157).

3b By-Laws of the registrant as amended and restated through October 10, 1990 (Exhibit 3 to Form 8-K dated 10/10/90, File No. 1-9157).

4a Rights Agreement dated December 11, 1996 between Southern New England Telecommunications Corporation and State Street Bank and Trust Company, as Rights Agent (Exhibit 4 to Form 8-K dated 12/11/96, File No. 1-9157). Amendment No. 1 dated January 4, 1998 (Exhibit 4.2 to Form 8-K dated 1/5/98, File No. 1-
             9157).

4b Stock Option Agreement dated January 4, 1998, between Southern New England Telecommunications Corporation, SBC Communications Inc. and SBC (CT) Inc. (Exhibit 4.1 to Form 8-K dated 1/5/98, File No. 1-9157).

4c           Indenture   dated  December  13,  1993  between   The
             Southern  New  England Telephone  Company  and  Fleet
             National Bank of Connecticut, Trustee, issued in connection with the sale of $200,000,000 of 6 1/8% Medium-Term Notes, Series C, due December 15, 2003 and $245,000,000 of 7 1/4% Medium-Term Notes, Series C, due December 15, 2033 (Exhibit 4b to 1994 Form 10-K dated 3/10/95, File No. 1-9157).

4d Indenture dated July 10, 1991 between the registrant and Fleet National Bank of Connecticut, Trustee, issued in connection with the sale of $100,000,000 of 6 1/2% Medium-Term Notes, Series 2, due August 15, 2000, $200,000,000 of 7% Medium-Term Notes,
             Series 2, due August 15, 2005 and $100,000,000  of  6
             1/2% Medium-Term Notes, Series 2, due February 15, 2002 (Exhibit 4c to 1995 Form 10-K dated 3/20/96,
             File No. 1-9157).

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

10(iii)(A)5  SNET  Pension Benefit Plan as amended through January
             1, 1998.

10(iii)(A)6  SNET  Management  Pension Plan as amended  March  31,
             1995. Amendments effective December 20, 1995 through April 1, 1996 (Exhibit 10(iii)(A)6 to 1995 Form 10-K dated 3/20/96, File No. 1-9157). Amendments effective April 1, 1996 through December 18, 1996 (Exhibit 10(iii)(A)6 to 1996 Form 10-K dated 3/20/97, File No. 1-9157). Amendments effective July 9, 1997 through January 1, 1998.

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

10(iii)(A)10 Change-in-Control Agreements (Exhibit 10-F to Form SE
             dated 3/15/91, File No. 1-9157).

10(iii)(A)11 SNET  1986 Stock Option Plan as amended March 1,  1993
             (Exhibit 10(iii)(A)11 to 1992 Form 10-K dated 3/23/93, File No. 1-9157). Amendment dated January 4, 1998.

10(iii)(A)12 SNET  Retirement and Disability Plan for  Non-Employee
             Directors as amended April 14, 1993 (Exhibit 10(iii)(A)12 to 1993 Form 10-K dated 3/23/94, File
             No. 1-9157). Amendment dated February 14, 1996 (Exhibit 10(iii)(A)12 to 1996 Form 10-K dated 3/20/97, File No. 1-9157).

10(iii)(A)13 SNET   Non-Employee  Director  Stock  Plan   effective
             January 1, 1994 (Exhibit 4.4 to Registration No. 33-51055 on Form S-8, File No. 1-9157).

10(iii)(A)14 SNET  Executive  Retirement Savings  Plan  as  amended through January 1, 1998.

10(iii)(A)15 SNET  1995  Stock  Incentive  Plan  (Exhibit  4.4   to
             Registration   No.   33-64975,   File   No.   1-9157).
             Amendment dated January 4, 1998.

10(iii)(A)16 SNET  Non-Employee Director Stock Plan effective  June
             1, 1996 (Exhibit 4.2 to Registration No. 333-05757 on Form S-8, File No. 1-9157).

10(iii)(A)17 SNET Stay Bonus Program effective January 4, 1998.


12           Computation of Ratio of Earnings to Fixed Charges.

13 Pages 6 through 34 of the registrant's combined 1997 Annual Report to Shareholders and Proxy Statement for the fiscal year ended December 31, 1997.

21           Subsidiaries of the Corporation.

23           Consent of Independent Accountants.

24a          Powers of Attorney.

24b          Board of Directors' Resolution.

27           Financial Data Schedule.

99a Annual Report on Form 11-K for the plan year ended December 31, 1997 for the SNET Management Retirement Savings Plan will be filed as an amendment prior to June 30, 1998.

99b Annual Report on Form 11-K for the plan year ended December 31, 1997 for the SNET Bargaining-Unit Retirement Savings Plan will be filed as an amendment prior to June 30, 1998.