Form 10-K405/A
period 1997-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1998-04-29
CIK 790650

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


The registrant amends its Form 10-K for the fiscal year ended
December 31, 1997 by filing the following exhibit:

 Exhibit 27a - Restated Financial Data Schedule.

This exhibit is being filed in response to the adoption by the registrant, effective December 31, 1997, of Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share" which establishes new standards for computing and presenting earnings per share information and requires retroactive restatement of all periods presented.

Restated Financial Data Schedules are required to be filed for any period affected by the adoption of SFAS No. 128 during the latest three fiscal years and interim periods of the latest two fiscal years. The only such period affected was fiscal year ended December 31, 1996 for which the above exhibit is being filed.



                          SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION

By /s/ Donald R. Shassian
       Donald R. Shassian, Senior Vice President
       and Chief Financial Officer

                                                  April 29, 1998