Form 10-Q
period 1998-03-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1998-05-07
CIK 790650

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549
                               FORM 10-Q


(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 1998.



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


   At the settlement date of April 30, 1998, 67,993,100 common shares were outstanding.

Form 10-Q - Part 1   Southern New England Telecommunications Corporation

                    PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

              CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

                                                 (Unaudited)
                                         For the Three Months Ended
                                                  March 31,
Dollars in Millions, Except Per Share
Amounts                                      1998           1997

REVENUES AND SALES                       $  527.1        $ 482.7

COSTS AND EXPENSES
Operating and maintenance                   305.4          281.6
Depreciation and amortization                95.0           91.6
Taxes other than income                      12.9           13.1
Total Costs and Expenses                    413.3          386.3

OPERATING INCOME                            113.8           96.4
Interest expense                             22.6           22.7
Other income, net                            (1.0)            .1

INCOME BEFORE INCOME TAXES                   90.2           73.8
Income taxes                                 33.8           27.7

INCOME BEFORE EXTRAORDINARY CHARGE AND
 CUMULATIVE EFFECT OF ACCOUNTING CHANGE      56.4           46.1
Extraordinary charge, net of related
 taxes of $2.7                                -             (3.7)
Cumulative effect of accounting change
 to January 1, 1998, net of related
 taxes of $10.8                              15.5            -

NET INCOME                               $   71.9       $   42.4

WEIGHTED AVERAGE COMMON SHARES
 OUTSTANDING (THOUSANDS)
Basic                                      67,225         65,783
Assuming Dilution                          68,022         65,848

BASIC EARNINGS PER SHARE
Income before extraordinary charge and
 cumulative effect of accounting change  $    .84       $    .70
Extraordinary charge, net of tax              -             (.06)
Cumulative effect of accounting change
 to January 1, 1998, net of tax               .23            -

BASIC EARNINGS PER SHARE                 $   1.07       $    .64

DILUTED EARNINGS PER SHARE
Income before extraordinary charge and
 cumulative effect of accounting change  $    .83      $     .70
Extraordinary charge, net of tax             -              (.06)
Cumulative effect of accounting change
 to January 1, 1998, net of tax               .23              -

DILUTED EARNINGS PER SHARE               $   1.06      $     .64

DIUIDENDS DECLARED PER SHARE             $    .44      $     .44

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


 Dollars in Millions, Except Per Share     March 31, 1998   December 31, 1997
 Amounts                                     (Unaudited)

 ASSETS
 Cash and temporary cash investments      $   14.2       $   12.3
 Accounts receivable, net of allowance
  for uncollectibles of $45.4 and $32.5,
  respectively                               363.5          327.9
 Materials, supplies and inventories          27.3           29.8
 Prepaid publishing                           13.3           35.9
 Deferred income taxes                        34.8           37.7
 Prepaid taxes                                29.0            1.3
 Other current assets                          3.8            9.7
 Total Current Assets                        485.9          454.6
 Property, plant and equipment, at cost    4,910.0        4,917.0
 Accumulated depreciation                 (3,168.8)      (3,200.2)
 Property, plant and equipment, net        1,741.2        1,716.8
 Intangible assets, net                      389.3          394.7
 Deferred income taxes                        70.8           89.7
 Leases and other assets                     128.1          115.1
 Total Assets                             $2,815.3       $2,770.9

 LIABILITIES AND SHAREHOLDERS' EQUITY
 Accounts payable and accrued expenses    $  259.0       $  266.8
 Short-term debt                             163.6          186.3
 Advance billings and customer deposits       50.4           64.4
 Other current liabilities                   148.5          140.1
 Total Current Liabilities                   621.5          657.6
 Long-term debt                            1,146.4        1,156.9
 Accrued postretirement benefit obligation   260.2          267.0
 Other liabilities and deferred credits       94.6           92.2
 Total Liabilities                         2,122.7        2,173.7
 Common Stock; $1.00 par value;
  300,000,000 shares authorized;
  69,918,216 and 68,896,854 issued,
  respectively                                69.9           68.9
 Proceeds in excess of par value             671.5          622.1
 Retained earnings                            69.0           26.8
 Treasury stock; 2,230,586 shares, at cost   (84.7)         (84.7)
 Unearned compensation related to ESOP       (33.1)         (35.9)
 Total Shareholders' Equity                  692.6          597.2
 Total Liabilities and Shareholders'
  Equity                                  $2,815.3       $2,770.9

 The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY


                                                 (Unaudited)
                                         For the Three Months Ended
                                                 March 31,
Dollars in Millions                           1998          1997

COMMON STOCK, PAR VALUE
  Balance at Beginning of Period          $  68.9         $  68.4
  Common shares issued, at market:
    Dividend reinvestment plan                 .1              .1
    Savings and incentive plans                .9              .1
  Balance at End of Period                $  69.9         $  68.6

PROCEEDS IN EXCESS OF PAR VALUE
  Balance at Beginning of Period          $ 622.1         $ 602.8
  Dividends declared                           -              -
  Common shares issued, at market:
    Dividend reinvestment plan                3.0             3.4
    Savings and incentive plans              35.6             2.0
  Tax benefit on stock options               10.8             -
  Balance at End of Period                $ 671.5         $ 608.2

RETAINED EARNINGS (DEFICIT)
  Balance at Beginning of Period          $  26.8         $ (55.7)
  Net income                                 71.9            42.4
  Dividends declared                        (29.7)          (29.0)
  Tax benefit of dividends declared on
   unallocated shares held in ESOP             -               .2
  Balance at End of Period                $  69.0         $ (42.1)

TREASURY STOCK
  Balance at Beginning and End of Period  $ (84.7)        $(104.7)

UNEARNED COMPENSATION RELATED TO
  EMPLOYEE STOCK OWNERSHIP PLAN
  Balance at Beginning of Period          $ (35.9)       $  (47.8)
  Reduction of ESOP debt                      8.8             8.1
  ESOP earned compensation accrual           (6.0)           (4.7)
  Balance at End of Period                $ (33.1)       $  (44.4)

Total Shareholders' Equity                $ 692.6         $ 485.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                 (Unaudited)
                                           For the Three Months Ended
                                                   March 31,
Dollars in Millions                             1998        1997

OPERATING ACTIVITIES
   Net income                                 $  71.9     $  42.4
   Adjustments to reconcile net income to
    net cash provided by operating
    activities:
     Depreciation and amortization               95.0        91.6
     Extraordinary charge, net of tax             -           3.7
     Cumulative effect of accounting change,
      net of tax                                (15.5)        -
     Deferred income taxes                       21.8         4.3
     Change in operating assets and
      liabilities, net                          (49.1)      (23.8)
     Other, net                                   2.1         5.0
   Net Cash Provided by Operating Activities    126.2       123.2

INVESTING ACTIVITIES
   Cash expended for capital additions         (109.6)      (89.9)
   Other, net                                     3.1         2.7
   Net Cash Used by Investing Activities       (106.5)      (87.2)

FINANCING ACTIVITIES
   Proceeds from long-term debt                   -         100.0
   Repayments of long-term debt                  (1.7)      (82.0)
   Net payments of short-term debt              (25.0)      (26.7)
   Stock purchases under employee stock
    option plan                                  35.3          .7
   Cash dividends paid                          (26.3)      (25.4)
   Other, net                                     (.1)       (6.5)
   Net Cash Used by Financing Activities        (17.8)      (39.9)

Increase (decrease) in Cash and Temporary
 Cash Investments                                 1.9        (3.9)

Cash and Temporary Cash Investments at
 beginning of period                             12.3         9.0

Cash and Temporary Cash Investments at
 End of Period                                $  14.2     $   5.1

Income Taxes Paid                             $   3.5     $   5.5

Interest Paid, net of amounts capitalized     $  24.7     $  24.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

      NOTES TO CONDENSED, CONSOLIDATED FINANCIAL STATEMENTS
         (Dollars in Millions, Except Per Share Amounts)
                           (Unaudited)

Note 1:  Summary of Significant Accounting Policies

Basis of Presentation

The condensed, consolidated financial statements of the Southern New England Telecommunications Corporation ("Corporation") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of management, include all adjustments, which are normal and recurring in nature, necessary for fair presentation for each period shown. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. Management believes that the disclosures made are adequate to make the information presented not misleading. Operating results for any interim periods, or comparisons between interim periods, are not necessarily indicative of the results that may be expected for full fiscal years. It is suggested that these condensed, consolidated financial statements be read in conjunction with the consolidated financial statements and notes thereto included in the Corporation's 1997 Annual Report on Form 10-K.

Accounting Principle Change

Effective January 1, 1998, the Corporation changed its method of accounting for directory publishing revenues and expenses. The old accounting method recognized revenues and expenses related to publishing directories using the "amortization" method. Under this method, revenues and expenses were recognized over the lives of the directories, generally one year. Under the new "point-of-publication" or "as issued basis" method, revenues and expenses are recognized when the directories are published. The change was made because it is the preferable method generally followed in the publishing industry and better reflects the current operating activity of the business.

The cumulative after-tax effect of applying this accounting change to prior years was recognized as of January 1, 1998 as a one-time, non-cash gain of $15.5, or $.23 per share (both basic and diluted). The gain is net of applicable income taxes of $10.8. The application of the new accounting method during the first quarter of 1998 increased net income by approximately $4, or $.06 per share (both basic and diluted).

On an annual basis, the financial impact of applying the new accounting method to 1997 was not material. Pro forma first quarter 1997 results, assuming the new accounting method had been applied retroactively during the prior period, are as follows:

For the Three Months Ended March 31, 1997     Pro Forma  As Reported
Income before extraordinary item                 $50.3      $46.1
     Earnings per share - basic                  $ .76      $ .70
     Earnings per share - diluted                $ .76      $ .70
Net income                                       $46.6      $42.4
     Earnings per share - basic                  $ .70      $ .64
     Earnings per share - diluted                $ .70      $ .64

Form 10-Q - Part I  Southern New England Telecommunications Corporation

New Accounting Standard

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises certain disclosures employers make about pension and other postretirement benefit plans and will not impact the Corporation's results of operations. The Corporation will adopt SFAS No. 132 at year-end 1998.

Note 2:  Planned Merger

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation. Approval by both the DPUC and FCC are expected by year-end 1998.

On March 27, 1998, a special meeting of the Corporation's shareholders was held to vote on the proposed merger. The merger was approved by the shareholders.


Note 3:  Supplemental Financial Information

Operating Cash Flow(1) - The following unaudited financial data on the Corporation's product groups is not required by generally accepted accounting principles and is provided for informational purposes only:

For the Three Months Ended March 31,             1998    1997
Wireline                                        $162.1  $143.9
Wireless                                          14.8    13.0
Information and Entertainment(2)                  28.3    25.3
Other(3)                                           3.6     5.8
Total                                           $208.8  $188.0

(1) Represents operating income before depreciation and amortization. Operating cash flow is not a generally accepted accounting principle measurement.
(2) Reflects the change in accounting for Publishing which increased operating cash flow by approximately $6.
(3) Includes SNET Real Estate, Inc. and holding company operations.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
          (Dollars in Millions, Except Per Share Amounts)

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

Planned Merger

On January 4, 1998, the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation. Approval by both the DPUC and FCC are expected by year-end 1998.

On March 27, 1998, a special meeting of the Corporation's shareholders was held to vote on the proposed merger. The merger was approved by the shareholders.

Comparison of three months ended March 31, 1998 vs. three months ended March 31, 1997

Operating Results

Income before extraordinary charge and cumulative effect of accounting change was $56.4 in 1998 compared with $46.1 in 1997. The corresponding basic earnings per share were $.84 and $.70 while the corresponding diluted earnings per share were $.83 and $.70.

Revenues and Sales

 For the Three Months Ended March 31,              1998    1997
 Wireline:
    Local service                                $ 183.9 $ 169.4
    Network access                                 108.2   102.6
    Intrastate toll                                 50.8    53.4
    Interstate and international toll               41.2    30.5
    Premium services and equipment sales            27.7    27.7
    Other revenues                                  13.0    12.4
    Total Wireline                                 424.8   396.0
 Wireless:
    Cellular service                                54.1    47.0
    Cellular equipment sales                         2.3     2.2
    Paging                                           1.6     1.7
    Total Wireless                                  58.0    50.9
 Information and Entertainment                      62.1    46.7
 Eliminations and Other Sales                      (17.8)  (10.9)
 Total Revenues and Sales                        $ 527.1 $ 482.7

Form 10-Q - Part I   Southern New England Telecommunications Corporation

 Wireline - Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $14.5, or 8.6%, in 1998. The increase was due primarily to continued strong growth of 5.8% in access lines in service to approximately 2,317,000 lines as of March 31, 1998. Excluding the purchase of the Woodbury Telephone Company ("Woodbury") in the third quarter of 1997, access lines would have increased 4.8%. This increase included significant growth in Centrex business lines and second residential lines. In addition, local service revenues increased due to compensation received as part of the pay telephone reclassification and compensation provisions of the Federal Telecommunications Act of 1996. Additionally, local service revenues increased as a result of increased directory assistance revenue resulting from increased rates, elimination of free calls and increased volume. Management expects competition to impact local service revenues as other telecommunications providers continue to expand their offerings of local service [see Competition].

 Network access revenues, generated primarily from interstate and intrastate services, increased $5.6, or 5.5%. Interstate access revenues increased $2.9 as a result of growth in access lines and minutes of use, the absence in 1998 of 1997 proposed tariff changes and discount plans, and the inclusion of Woodbury. Also contributing to the growth in revenues is the recovery of amounts used to fund Universal Service, in accordance with FCC regulation. Partially offsetting the impact of these items was a decrease in tariff rates in accordance with the Corporation's January 1998 FCC filing under price cap regulation. Intrastate access revenues increased $2.7 due to an increase in intrastate minutes of use by competitive providers of intrastate long-distance service and the inclusion of Woodbury.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $2.6, or 4.9%. The decrease was due primarily to a 6.2% reduction in toll message volume, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the increasingly competitive toll market. The decline in rates was attributable to customer migration to several of the Corporation's discount calling plans that provide competitive options to business and residential customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 Interstate and international toll revenues increased $10.7 due primarily to a 25.6% increase in the customer base and a 24.4% increase in billed minutes of use. The growth is primarily a result of customer migration to the SNET All Distance[R] product line which allows Connecticut customers to package their entire long-distance calling into one competitively priced calling plan.

 Wireless - Cellular service revenues increased $7.1, or 15.1%, due primarily to growth of 16.0% in the subscriber base.

 Information and Entertainment - Information and entertainment revenues increased $15.4 due primarily to the accounting change in publishing of approximately $9. In addition, growth in internet sales due primarily to an increase in the customer base, from approximately 48,000 at March 31, 1997 to approximately 95,000 at March 31, 1998, the offering of cable television service, which began in March 1997 and growth in directory publishing, also contributed to the increase in revenues.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

Costs and Expenses

 For the Three Months Ended March 31,              1998   1997
 Operating costs                                 $305.4  $281.6
 Depreciation and amortization                     95.0    91.6
 Taxes other than income                           12.9    13.1
 Total Costs and Expenses                        $413.3  $386.3

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods sold and general and administrative expenses, including marketing, represent the remaining portion of these expenses. Total operating costs increased $23.8, or 8.5%.

 Wireline - Wireline operating costs increased $10.3, or 4.3%, due primarily to an increase in the direct costs of providing interstate and international toll services and higher costs resulting from providing services (Gateway and Teleservices) to other carriers. Also contributing to the increase were costs incurred in connection with local number portability, payment of amounts to fund Universal Service, in accordance with FCC regulation, increased advertising costs and expenditures made for Year 2000 compliance. In addition, current year costs include $1.6 for Woodbury, which was not acquired until the third quarter of 1997. Partially offsetting these increases was a decrease in network software license fees.

 Wireless - Wireless operating costs increased $5.3, or 14.3%, due primarily to increased computer software costs for the roll out of digital service and increased cost of sales. Additionally, distributor payments increased as a result of increased customer activations.

 Information and Entertainment - Information and Entertainment operating costs increased $12.8, or 60.1%, due primarily to the deployment of cable television service, growth in internet services and costs associated with the corporate restructure of directory publishing operations. Approximately $3 of the increase was attributable to the accounting change in publishing. Management expects information and entertainment operating costs to increase as the Corporation continues to deploy cable television services and continues to offer internet services to an expanding customer base.

Depreciation and Amortization

 For the Three Months Ended March 31,             1998    1997
 Depreciation and amortization                   $95.0   $91.6

 The increase is due primarily to an increase in the average depreciable telecommunications property, plant and equipment and the inclusion of Woodbury.

Other Income, net

 For the Three Months Ended March 31,             1998   1997
 Other income, net                               ($1.0)   $.1

 The decrease in other income, net was due primarily to contract cancellation fees.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

Income Taxes

 For the Three Months Ended March 31,             1998    1997
 Income taxes                                    $33.8   $27.7

 The increase in income taxes was due to a corresponding increase in income before income taxes.

Liquidity and Capital Resources

The  Corporation generated cash flows from operations  of  $126.2 during the three months ended March 31, 1998 as compared with $123.2 during the three months ended March 31, 1997.

The weighted average number of common shares outstanding for the first quarter 1998 increased for both basic EPS and diluted EPS by 2.2% and 3.3%, respectively, primarily as a result of the exercise of employee stock options. Employees exercised approximately 967,000 stock options in the first quarter of 1998, contributing $35.3 to cash flows from financing activities. In addition, tax benefits of $10.8 were accrued by the Corporation, on the ordinary income recognized by the employees.

The Corporation's ratio of debt to total capitalization decreased to 65.4% at March 31, 1998 compared with 69.2% at year-end 1997.
For the first quarter of 1998, the Corporation's Board of Directors declared a dividend of $.44 per share.

Management believes that the Corporation has sufficient internal and external resources to finance the anticipated requirements of business development. Capital additions and dividends are expected to be funded primarily with cash from operations during the remainder of 1998. The Corporation also has access to external resources including lines of credit and long-term shelf registration commitments.


Competition

The Corporation continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers.

Local service competition grew in 1997 and continued growth is expected particularly upon commencement of the DPUC-mandated balloting process which is scheduled to begin in January 1999. However, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Corporation expects that many competitors will resell the network of its wholly-owned subsidiary The Southern New England Telephone Company ("Telephone Company") and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Regulatory Matters

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula based on certain services categorized as non-competitive. The DPUC has reopened the alternative regulation docket to review the application of

Form 10-Q - Part I  Southern New England Telecommunications Corporation

the price cap formula to local residential and wholesale services. A decision is expected in the third quarter of 1998.

In February and March 1998, the Telephone Company filed applications with the DPUC for approval to reclassify Custom Calling Services, Private Line Services, Direct Inward Dialing and Hunting Services from the non-competitive to the emerging-competitive category. The DPUC has opened dockets to review these applications. Decisions are expected in 1998. The impact of alternative regulation on the Telephone Company's operating results will depend on the timing of classifying the various products and services into categories (non-competitive, emerging-competitive and competitive) for pricing changes.

As part of its June 25, 1997 decision allowing the Corporation to restructure and establish separate retail (i.e., competitive local  exchange carrier or "CLEC") and wholesale (i.e., incumbent
local  exchange  carrier  or  "ILEC")  organizations,  the   DPUC
mandated that Connecticut customers choose their local exchange carrier via a balloting process. In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to CLECs provide full technical and operational support
The DPUC will examine and critically evaluate the respective Operations Support System ("OSS") platforms offered to the CLECs.
The DPUC's evaluation will determine the suitability of the ILEC's
OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Federal Telecommunications Act of 1996.
On February 25, 1998, the DPUC issued a Draft Decision in the OSS docket and concluded that by providing access to the same system that the Corporation's CLEC would use, the ILEC has provided a comparable interface. On April 1, 1998, the DPUC announced that the hearings originally scheduled for mid-April in this proceeding would be postponed until after the Corporation has completed implementing its OSS plan currently scheduled for July 1. The DPUC will call hearings no later than 28 days after being notified by the Corporation that it has completed implementing its OSS plan. Coincident with this announcement, the DPUC also reopened three dockets to review and address the terms and conditions under which competitive local exchange service may be offered in Connecticut in order to facilitate the balloting process.

In February 1998, the DPUC opened two new dockets to examine the provision of: (i) combinations of unbundled network elements and
(ii) shared transport to CLECs. Decisions in both dockets are expected in the third quarter of 1998 and may affect existing interconnection agreements between the ILEC and CLECs operating in Connecticut.

Also in February 1998, the DPUC held hearings to investigate the intrastate access rates which carriers pay to access the public switched telecommunications network. The Telephone Company has proposed that intrastate access rates continue to be in parity with the FCC's interstate access rates. A decision is expected in June 1998.


New Accounting Standard

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises certain disclosures employers make about pension and other postretirement benefit plans and will not impact the Corporation's results of operations. The Corporation will adopt SFAS No. 132 at year-end 1998.

Form 10-Q - Part II  Southern New England Telecommunications Corporation

                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the first quarter of 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         On March 27, 1998, a special meeting of the Corporation's shareholders was held to vote on a proposal to approve an Agreement and Plan of Merger among the Corporation, SBC Communications Inc., and SBC (CT), Inc., dated January 4, 1998.

         The Agreement and Plan of Merger was approved as follows:

                                                        Broker
            For           Against      Abstentions     Non-votes
         53,052,065       661,660        457,937           0

Item 6. Exhibits and Reports on Form 8-K
    (a) Exhibits

Exhibit
Number
18      Letter re: changes in accounting principle


    (b) Reports on Form 8-K

        On January 5, 1998 and January 6, 1998, the Corporation and the Telephone Company, respectively, separately filed reports on Form 8-K, dated January 5, 1998, announcing the execution of an agreement with SBC Communications Inc., whereby the Corporation will become a wholly-owned subsidiary of SBC.

        On   January  27,  1998,  the  Corporation  and  the
        Telephone Company separately filed reports  on  Form
        8-K,   dated   January  27,  1998,  announcing   the
        Corporation's 1997 financial results.

        On March 30, 1998, the Corporation filed a report on Form 8-K, dated March 27, 1998, announcing that the Corporation's shareholders have voted to approve the pending merger with SBC Communications Inc.

        On April 24, 1998, the Corporation and the Telephone Company separately filed reports on Form 8-K, dated April 24, 1998, announcing the Corporation's financial results for the first quarter of 1998.

Form 10-Q -  Part II  Southern New England Telecommunications Corporation





                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

May 7, 1998



                        /s/ Donald R. Shassian
                            Donald R. Shassian
                   Senior Vice President and Chief Financial Officer