Form 10-K405/A
period 1997-12-31
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1998-06-19
CIK 790650

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

           SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORPORATION
        Amendment No. 2 to Form 10-K for the Period Ended 12/31/97

                           Exhibit Index
                          _______________

  Exhibits identified in parentheses below, on file with the SEC, are incorporated by reference as exhibits hereto.

 Exhibit
 Number

  99a Annual Report on Form 11-K for the SNET Management Retirement Savings Plan for the plan year ended December 31, 1997 (filed as Exhibit 99a to Form SE dated June 18, 1998, File No. 1-9157).

  99b Annual Report on Form 11-K for the SNET Bargaining Unit Retirement Savings Plan for the plan year ended December 31, 1997 (filed as Exhibit 99b to Form SE dated June 18, 1998, File No. 1-9157).

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

  Date: June 19, 1998