Form 10-Q
period 1998-06-30
SOUTHERN NEW ENGLAND TELECOMMUNICATIONS CORP
filed 1998-08-06
CIK 790650

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, DC  20549
                            FORM 10-Q


(Mark One)

X  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 1998.



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


At the settlement date of July 31, 1998, 68,322,715 Common shares were outstanding.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

                 PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements


          CONDENSED, CONSOLIDATED STATEMENTS OF INCOME

                                                    (Unaudited)
                                          For the Three       For the Six
                                          Months Ended        Months Ended
                                            June 30,            June 30,
Dollars in Millions, Except Per          1998      1997      1998      1997
 Share Amounts

Revenues and Sales                     $ 538.6   $ 501.6  $ 1,065.7   $ 984.3

Costs and Expenses
Operating and maintenance                322.4     295.3      627.8     576.9
Depreciation and amortization             95.8      94.4      190.8     186.0
Taxes other than income                   13.5      13.4       26.4      26.5
Total Costs and Expenses                 431.7     403.1      845.0     789.4

Operating Income                         106.9      98.5      220.7     194.9
Interest expense                          22.3      22.4       44.9      45.1
Other income, net                           .4       3.9        (.6)      4.0

Income Before Income Taxes                85.0      80.0      175.2     153.8
Income taxes                              31.9      30.0       65.7      57.7

Income Before Extraordinary Charge and
 Cumulative Effect of Accounting Change   53.1      50.0      109.5      96.1
Extraordinary charge, net of related
 taxes of $2.7                              -         -          -       (3.7)
Cumulative effect of accounting change
 to January 1, 1998, net of related taxes
 of $10.8                                   -         -        15.5        -

Net Income                             $  53.1   $  50.0   $  125.0   $  92.4

Weighted Average Common Shares
 Outstanding (in thousands)
Basic                                   68,025    65,912     67,627    65,848
Assuming Dilution                       68,636    66,016     68,317    65,930

Basic Earnings Per Share
Income before extraordinary charge
 and cumulative effect of accounting
 change                               $    .78  $    .76   $   1.62  $   1.46
Extraordinary charge, net of tax           -         -          -        (.06)
Cumulative effect of accounting
 change to January 1, 1998, net
 of related taxes                          -         -          .23       -

Basic Earnings Per Share              $    .78  $    .76   $   1.85  $   1.40

Diluted Earnings Per Share
Income before extraordinary
 charge and cumulative effect of
 accounting change                    $    .77  $    .76   $   1.60  $   1.46
Extraordinary charge, net of tax           -         -          -        (.06)
Cumulative effect of  accounting
 change to January 1, 1998, net
 of related taxes                          -         -          .23       -
Diluted Earnings Per Share            $    .77  $    .76   $   1.83  $   1.40

Dividends Declared Per Share          $    .44  $    .44   $    .88  $    .88


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation


             CONDENSED, CONSOLIDATED BALANCE SHEETS


Dollars in Millions, Except Per
 Share Amounts                             June 30, 1998   December 31, 1997
                                            (Unaudited)
Assets
Cash and temporary cash investments          $     11.5       $     12.3
Accounts receivable, net of allowance
 for uncollectibles of $44.2 and $32.5,
 respectively                                     378.3            327.9
Materials, supplies and inventories                29.3             29.8
Prepaid publishing                                 14.0             35.9
Deferred income taxes                              31.1             37.7
Prepaid taxes                                      19.8              1.3
Other current assets                                2.4              9.7
Total Current Assets                              486.4            454.6
Property, plant and equipment, at cost          4,983.7          4,917.0
Accumulated depreciation                       (3,225.3)        (3,200.2)
Property, plant and equipment, net              1,758.4          1,716.8
Intangible assets, net                            384.9            394.7
Deferred income taxes                              69.6             89.7
Leases and other assets                           137.6            115.1
Total Assets                                   $2,836.9         $2,770.9

Liabilities and Shareholders' Equity
Accounts payable and accrued expenses         $   213.4        $   266.8
Short-term debt                                   179.9            186.3
Advance billings and customer deposits             50.4             64.4
Other current liabilities                         165.1            140.1
Total Current Liabilities                         608.8            657.6
Long-term debt                                  1,146.5          1,156.9
Accrued postretirement benefit obligation         256.0            267.0
Other liabilities and deferred credits             87.8             92.2
Total Liabilities                               2,099.1          2,173.7
Common Stock; $1.00 par value;
 300,000,000 shares authorized;
 70,314,746 and 68,896,854 issued,
 respectively                                      70.3             68.9
Proceeds in excess of par value                   690.2            622.1
Retained earnings                                  92.4             26.8
Treasury stock; 2,230,586 shares, at cost         (84.7)           (84.7)
Unearned compensation related to ESOP             (30.4)           (35.9)
Total Shareholders' Equity                        737.8            597.2
Total Liabilities and Shareholders' Equity     $2,836.9         $2,770.9


The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        CONDENSED, CONSOLIDATED STATEMENTS OF CHANGES IN
                      SHAREHOLDERS' EQUITY

                                                    (Unaudited)
                                          For the Three       For the Six
                                          Months Ended        Months Ended
                                            June 30,            June 30,
Dollars in Millions                      1998      1997      1998     1997

Common Stock, Par Value
 Balance at Beginning of Period        $   69.9  $   68.6  $  68.9  $   68.4
 Common shares issued, at market:
  Dividend reinvestment plan                 .1        .1       .2        .2
  Savings and incentive plans                .3        -       1.2        .1
 Balance at End of Period              $   70.3  $   68.7  $  70.3  $   68.7

Proceeds in Excess of Par Value
 Balance at Beginning of Period        $  671.5  $  608.2  $ 622.1  $ 602.8
 Common shares issued, at market:
  Dividend reinvestment plan                3.2       3.4      6.2      6.8
  Savings and incentive plans              10.9       1.5     46.5      3.5
 Tax benefit on stock options exercised     4.6        -      15.4       -
 Balance at End of Period              $  690.2  $  613.1  $ 690.2  $ 613.1

Retained Earnings (Deficit)
 Balance at Beginning of Period        $   69.0  $  (42.1) $  26.8  $ (55.7)
 Net income                                53.1      50.0    125.0     92.4
 Dividends declared                       (29.9)    (29.0)   (59.6)   (58.0)
 Tax benefit of dividends declared
  on unallocated shares held in ESOP         .2        .2       .2       .4
 Balance at End of Period              $   92.4  $  (20.9) $  92.4  $ (20.9)

Treasury Stock
 Balance at Beginning and
  End of Period                        $  (84.7) $(104.7)  $ (84.7) $(104.7)

Unearned Compensation Related
 To Employee Stock Ownership Plan
 Balance at Beginning of Period        $  (33.1) $ (44.4)  $ (35.9) $ (47.8)
 Reduction of ESOP debt                      -        -        8.8      8.1
 ESOP earned compensation accrual           2.7      2.8      (3.3)    (1.9)
 Balance at End of Period              $  (30.4) $ (41.6)  $ (30.4) $ (41.6)

Total Shareholders' Equity             $  737.8  $ 514.6   $ 737.8  $ 514.6

The accompanying notes are an integral part of these financial statements.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

        CONDENSED, CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                           (Unaudited)
                                                    For the Six Months Ended
                                                            June 30,
Dollars in Millions                                     1998         1997

Operating Activities
 Net income                                          $   125.0   $    92.4
 Adjustments to reconcile net income to
  net cash provided by operating activities:
   Depreciation and amortization                         190.8       186.0
   Extraordinary charge, net of tax                         -          3.7
   Cumulative effect of accounting change, net of tax    (15.5)         -
   Change in operating assets and liabilities, net       (70.9)      (43.4)
   Other, net                                             18.9         7.1
 Net Cash Provided by Operating Activities:              248.3       245.8

Investing Activities
 Cash expended for capital additions                    (229.4)     (207.9)
 Other, net                                               (2.7)       17.3
 Net Cash Used by Investing Activities                  (232.1)     (190.6)

Financing Activities
 Proceeds from long-term debt                               -        100.0
 Repayments of long-term debt                             (1.9)      (86.6)
 Net payments of short-term debt                          (8.6)      (14.6)
 Stock purchases under employee stock option plans        46.2         2.1
 Cash dividends paid                                     (52.7)      (50.8)
 Other, net                                                 -         (6.6)
 Net Cash Used by Financing Activities                   (17.0)      (56.5)

(Decrease) Increase in Cash and
 Temporary Cash Investments                                (.8)       (1.3)

Cash and temporary cash investments at
 beginning of period                                      12.3         9.0

Cash and Temporary Cash Investments at
 End of Period                                      $     11.5     $   7.7

Income Taxes Paid                                   $      4.5     $  53.1

Interest Paid, net of amounts capitalized           $     45.1     $  45.1

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

The cumulative after-tax effect of applying this accounting change to prior years was recognized as of January 1, 1998 as a one-time, non-cash gain of $15.5, or $.23 per share (both basic and diluted). The gain is net of applicable income taxes of $10.8. The application of the new accounting method during the second quarter of 1998 increased net income by approximately $.6, or $0.01 per share (both basic and diluted) and approximately $4.6 or $0.07 per share (both basic and diluted) for the six month period.

On  an  annual  basis, the financial impact of applying  the  new
accounting  method  to  1997 was not material.   Pro  forma  1997
results, assuming the new accounting method had been applied retroactively during the prior period, are as follows:

                                      For the Three       For the Six
                                       Months Ended       Months Ended
                                      June 30, 1997       June 30, 1997
                                     Pro        As       Pro        As
                                     Forma    Reported   Forma    Reported
Income before extraordinary item     $ 50.6    $ 50.0   $  100.7   $   96.1
  Earnings per share
    - basic and diluted              $  .77    $  .76   $   1.53   $   1.46

Net income                           $ 50.6    $ 50.0   $   97.0   $   92.4
  Earnings per share
    - basic and diluted              $  .77    $  .76   $   1.47   $   1.40

Form 10-Q - Part I  Southern New England Telecommunications Corporation

New Accounting Standard

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises certain disclosures employers make about pension and other postretirement benefit plans and will not impact the Corporation's consolidated financial position and results of operations. The Corporation will adopt SFAS No. 132 at year-end 1998.

Note 2:  Planned Merger

The Corporation and SBC Communications Inc. ("SBC"), on January 4, 1998, approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On March 27, 1998, the Corporation's shareholders approved the merger.

On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation.

In a draft decision issued by the DPUC on August 5, 1998, the merger was approved subject to certain conditions, some of which are new issues to this proceeding. However, the DPUC found no economic basis on which to order a rate reduction. The Corporation and SBC will require additional time to fully analyze the draft decision. After giving careful consideration to all DPUC draft conditions, written exceptions will be filed by August 21, 1998. The final decision is expected on September 2, 1998.

At the federal level, a decision from the FCC is expected by year-end 1998.

In addition, all notices and applications for transfer of control have been filed in the states in which SNET America, Inc., a wholly-owned subsidiary of the Corporation, has authorization to provide resold interexchange telecommunications services. A number of approvals have been received, with the balance expected by year end 1998.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

Note 3:  Supplemental Financial Information

Operating Cash Flow(1) The following unaudited financial data on the Corporation's product groups is not required by generally accepted accounting principles and is provided for informational purposes only:

                                         For the Three        For the Six
                                         Months Ended         Months Ended
                                           June 30,             June 30,
                                        1998      1997       1998      1997
Wireline                              $155.1    $149.9     $317.2    $293.8
Wireless                                20.4      15.5       35.2      28.5
Information and entertainment (2)       18.9      23.5       47.2      48.8
Other(3)                                 8.3       4.0       11.9       9.8
Total                                 $202.7    $192.9     $411.5    $380.9

(1) Represents operating income before depreciation and amortization. Operating cash flow is not a generally accepted accounting principle measurement.
(2) Reflects the change in accounting for directory publishing and costs associated with the corporate restructure of directory publishing operations into a separate subsidiary of the Corporation on January 1, 1998.
(3) Includes SNET Real Estate, Inc. and holding company operations.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
            (Dollars in Millions, Except Per Share Amounts)

Southern New England Telecommunications Corporation ("Corporation") has business units in the following telecommunications product groups: wireline; wireless; and information and entertainment. Wireline includes telephone related services, premium services and equipment sales; wireless consists of cellular and paging services and cellular equipment sales; and information and entertainment includes publishing, internet and cable television services. Other activities, such as real estate and holding company operations, are included with eliminations and other sales.

Planned Merger

On January 4, 1998 the Corporation and SBC Communications Inc. ("SBC") approved a definitive merger agreement whereby the Corporation will become a wholly-owned subsidiary of SBC. On March 27, 1998, the Corporation's shareholders approved the merger.

On February 20, 1998, the Corporation and SBC filed a Joint Application for Approval of a Change of Control with the Department of Public Utility Control ("DPUC"). In addition, on the same day, the Corporation and SBC filed with the Federal
Communications Commission ("FCC") Transfer of Control Applications for various FCC licenses held by the Corporation.

In a draft decision issued by the DPUC on August 5, 1998, the merger was approved subject to certain conditions, some of which are new issues to this proceeding. However, the DPUC found no economic basis on which to order a rate reduction. The Corporation and SBC will require additional time to fully analyze the draft decision. After giving careful consideration to all DPUC draft conditions, written exceptions will be filed by August 21, 1998. The final decision is expected on September 2, 1998.

At the federal level, a decision from the FCC is expected by year-end 1998.

In addition, all notices and applications for transfer of control have been filed in the states in which SNET America, Inc., a wholly-owned subsidiary of the Corporation, has authorization to provide resold interexchange telecommunications services. A number of approvals have been received, with the balance expected by year end 1998.

Comparison of the periods ended June 30, 1998 vs. the periods ended June 30, 1997

Operating Results

 Income before extraordinary charge and cumulative effect of accounting change was $53.1, or $.77 per diluted share, and $109.5, or $1.60 per diluted share, for the three and six months ended June 30, 1998, respectively. The corresponding periods in 1997 generated income before extraordinary charge of $50.0, or $.76 per diluted share, and $96.1, or $1.46 per diluted share.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

Revenues and Sales

                                               For the Three    For the Six
                                               Months Ended     Months Ended
                                                  June 30,         June 30,
                                              1998     1997     1998     1997
Wireline:
 Local service                              $181.7   $175.4    $365.6  $344.8
 Network access                              113.6    107.4     221.8   210.0
 Intrastate toll                              49.9     52.2     100.7   105.6
 Interstate and international toll            40.6     34.4      81.8    64.9
 Premium services and equipment sales         34.4     27.7      62.1    55.4
 Other revenues                               14.2     10.9      27.2    23.3
 Total Wireline                              434.4    408.0     859.2   804.0
Wireless:
 Cellular service                             62.2     54.8     116.3   101.8
 Cellular equipment sales                      2.4      2.2       4.7     4.4
 Paging                                        1.5      1.6       3.1     3.3
 Total Wireless                               66.1     58.6     124.1   109.5
Information and Entertainment                 58.5     47.0     120.6    93.7
Eliminations and Other Sales                 (20.4)   (12.0)    (38.2)  (22.9)
Revenues and Sales                          $538.6   $501.6  $1,065.7  $984.3

 Wireline - Local service revenues, derived from providing local exchange, advanced calling features and local private line services, increased $6.3, or 3.6%, and $20.8, or 6.0%, for the three and six month periods, respectively. The increase was due primarily to continued strong growth of 5.9% in access lines in service to approximately 2,335,000 lines as of June 30, 1998.
 Excluding  the  purchase  of  the  Woodbury  Telephone   Company
 ("Woodbury") in the third quarter of 1997, access lines would have increased 4.9%. This increase included significant growth in Centrex business lines and second residential lines. Local service revenues also increased due to growth in vertical
 services,   primarily  SmartLink[R] advanced  calling  features,
 including Caller ID, missed call dialing, call blocking and call
 tracing.   In  addition, local service revenues increased  as  a
 result of increased directory assistance revenue (related to increased rates and the elimination of free calls) and increased private line revenue. Also contributing to the increase were revenues received in connection with funding E-911 and Lifeline
 services.    Additionally,  payphone  revenues  increased  as  a
 result  of  the pay telephone reclassification and  compensation
 provisions  of  the  Federal  Telecommunications  Act  of   1996
 ("Act"). The increase in local service revenues was tempered by a decrease in revenues as a result of customer migration from flat-rate services to lower priced Centralink 1100 service. Management expects increased competition to negatively impact local service revenues as other telecommunications providers continue to offer local service and as the DPUC-mandated balloting process commences [see Competition].

 Network access revenues, generated primarily from intrastate and interstate services, increased $6.2, or 5.8%, and $11.8, or 5.6%, for the three and six month periods, respectively. Intrastate access revenues increased $6.2, or 53.4%, for the quarter, and $8.9, or 42.5% for the six month period, due primarily to an increase in demand by competitive providers of intrastate long-distance service and the inclusion of Woodbury. Interstate access revenues were flat for the quarter, and
 increased  $2.9,  or  1.5% for the six month  period.   For  the
 quarter, the effects of regulatory mandates (price cap and access reform orders) offset increases resulting from growth in special access revenue, increased access lines, and the inclusion of Woodbury. Also contributing to revenues is the partial recovery of amounts paid to fund Universal Service, in accordance with FCC regulation. For the six month period,

Form 10-Q - Part I  Southern New England Telecommunications Corporation

 revenue increased as a result of growth in special access revenue, increased access lines and the inclusion of Woodbury. Also contributing to revenues is the partial recovery of amounts paid to fund Universal Service, in accordance with FCC regulation. Partially offsetting these increases was the reduction in rates caused by regulatory mandates (price cap and access reform orders). Management expects the aforementioned regulatory mandates to continue to place downward pressure on network interstate access revenues.

 Intrastate toll revenues, which include primarily revenues from toll and WATS services, decreased $2.3, or 4.4%, and $4.9, or 4.6%, for the three and six month periods, respectively. The decreases were due primarily to 7.6% and 6.9% reductions in toll message volume, for the three and six month periods, respectively, as well as reduced intrastate toll rates. Lower toll volume was due primarily to the highly competitive toll market as a result of full intrastate equal access. The decline in rates was attributable to customer migration to several discount calling plans that provide competitive options to business and residential customers. Increasing competition and the offering of competitive discount calling plans will continue to place downward pressure on intrastate toll revenues.

 Interstate and international toll revenues increased $6.2 or 18% for the quarter and $16.9 or 26% for the six month period due to strong growth in the customer base. The growth is primarily a result of customer migration to the SNET All Distance[R] product line which allows Connecticut customers to package and discount their entire long-distance calling in one plan.

 Premium Services and Equipment Sales revenue increased $6.7 for the quarter and six month period due to increased Teleservices (wholesale operator and call center services) revenues and increased revenues resulting from the sales and leasing of business phone sets.

 Wireless - Cellular service revenues increased $7.4, or 13.5%, and $14.5, or 14.2%, for the quarter and six month period, respectively, due primarily to the 14.2% increase in the
 subscriber  base.   This  growth was  partially  offset  by  the
 effects of promotional plans such as giving free minutes, bundling and digital plans.

 Information and Entertainment - Information and entertainment revenues increased $11.5 or 24.5% for the quarter and $26.9 or
 28.7  %  for  the  six  month period.  The  increases  were  due
 primarily  to  the   accounting change in directory  publishing.
 Growth in internet sales, due primarily to an increase in the customer base from approximately 62,000 at June 30, 1997 to 109,000 at June 30, 1998 and a new pricing package also contributed to revenue increase. In addition, revenue increased as a result of growth in cable television revenues due primarily to the expansion of the customer base from 1,000 at June 30, 1997 to 18,000 at June 30, 1998.


Costs and Expenses
                                        For the             For the
                                  Three Months Ended    Six Months Ended
                                        June 30,             June 30,
                                    1998       1997      1998       1997
Operating Costs                   $322.4     $295.3    $627.8     $576.9
Depreciation and amortization       95.8       94.4     190.8      186.0
Taxes other than income             13.5       13.4      26.4       26.5
Total Costs and Expenses          $431.7     $403.1    $845.0     $789.4

Form 10-Q - Part I   Southern New England Telecommunications Corporation

 Operating costs - Operating costs consist primarily of employee-related expenses, including wages and benefits. Cost of goods
 sold   and   general  and  administrative  expenses,   including
 marketing, represent the remaining portion of these expenses. Total operating costs increased $27.1, or 9.2%, for the quarter, and $50.9, or 8.8%, for the six month period.

 Wireline -   For  the  three  and  six  month  periods,  wireline
 operating costs increased $21.3, or 8.7%, and $31.6, or 6.5%, respectively, due primarily to costs of providing interstate and international toll services, costs incurred in connection with local number portability and payments to fund Universal Service,
 in  accordance with FCC regulation.  Also contributing  was   an
 increase in the costs of providing services to other carriers.

 Wireless -   For  the  three  and  six  month  periods,  wireless
 operating costs increased $2.5, or 5.9%, and $7.8, or 9.9%, respectively. The increase for the quarter and six month period is due primarily to increased computer software costs for the roll out of digital service, increased cost of sales and
 increased   advertising  costs.   Partially   offsetting   these
 increases was a decline in fraud.

 Information and Entertainment - Operating costs for information and entertainment increased $16.1, or 68.5% for the quarter, and $28.9, or 64.5% for the six month period due primarily to costs
 associated   with   the  corporate  restructure   of   directory
 publishing  operations  into  a  separate  subsidiary   of   the
 Corporation on January 1, 1998 and the accounting change related to publishing, the deployment of cable television service and growth in internet services. Management expects information and entertainment operating costs to increase as the Corporation continues to deploy cable television services and continues to offer internet services to an expanding customer base.

 Depreciation and amortization - Depreciation and amortization expense increased $1.4, or 1.5%, and $4.8, or 2.6%, for the three and six month periods, respectively, due primarily to an increase in the average depreciable telecommunications property, plant and equipment.


Other Income, net

                                For the Three     For the Six
                                Months Ended      Months Ended
                                  June 30,          June 30,
                               1998      1997     1998     1997
 Other income, net             $.4       $3.9     $(.6)    $4.0

 The decrease for both the quarter and six month period is due primarily to the absence in 1998 of gains on the sale of assets that were recognized in the second quarter of 1997.


Income Taxes

                                For the Three     For the Six
                                Months Ended      Months Ended
                                  June 30,          June 30,
                               1998      1997     1998     1997
 Income taxes                  $31.9     $30.0    $65.7    $57.7

Income tax expense increased because of higher pre-tax income.

Form 10-Q - Part I   Southern New England Telecommunications Corporation

Liquidity and Capital Resources

The  Corporation generated cash flows from operations  of  $248.3 during the six months ended June 30, 1998 as compared with $245.8 during the six months ended June 30, 1997.

The increase in accounts receivable is due primarily to an increase in unbilled revenues as a result of the change in accounting for directory publishing operations (see Note 1).

The decrease in income taxes paid is due to a change in the method of calculating and the timing of estimated tax payments, as well as the effect of the large amount of stock options exercised in 1998.

The weighted average number of common shares outstanding for the six month period increased for both basic EPS and diluted EPS by 2.7% and 3.6% respectively, primarily as a result of the exercise of employee stock options. Employees exercised approximately 1.3 million stock options in the six month period, contributing $46.2 to cash flows from financing activities. In addition, tax benefits of $15.4 were accrued by the Corporation, on the ordinary income recognized by the employees.

The Corporation's ratio of debt to total capitalization decreased to 64.3% at June 30, 1998 compared with 72.9% at year-end 1997.
For the second quarter of 1998, the Corporation's Board of Directors declared a dividend of $.44 per share.

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

Competition

The Corporation continues to experience an increasingly competitive environment with respect to telecommunications services in Connecticut, the northeast, and its entire market area. Competitors include companies that construct and operate their own communications systems and networks and/or companies that resell the telecommunications systems and networks of underlying carriers.

Local service competition continues to grow in 1998. There have been over 40 certified local exchange carriers approved by the DPUC to provide local service in Connecticut. Competition is expected to intensify particularly upon commencement of the DPUC-mandated balloting process which could begin as early as mid-1999, depending on the resolution of operation support systems and other issues. However, the financial impact cannot be predicted at this time. Based on existing state and federal regulations, the Corporation expects that many competitors will resell the network of its wholly-owned subsidiary The Southern New England Telephone Company ("Telephone Company") and that increased network access revenues will offset a significant portion of local service revenues lost to competition.

Regulatory Matters

Federal

On June 16, 1998, the Telephone Company filed its 1998 annual interstate access price cap revisions which took effect July 1, 1998. The filing would decrease interstate network access rates by approximately $10 for the period July 1, 1998 to June 30, 1999.

Form 10-Q - Part I  Southern New England Telecommunications Corporation

In 1997, the FCC released an Order on Universal Service which changed the federal subsidy mechanisms and established new subsidy programs for Schools, Libraries, and Rural Healthcare providers. Effective January 1, 1998, all interstate telecommunications service providers, including subsidiaries of the Corporation, fund these support mechanisms based on their retail revenues. The funding for the high cost and low income support comes from an assessment on interstate retail revenues, while the funding for the Education, Library, and Rural Healthcare support comes from an assessment on both interstate and intrastate retail revenues. The Order established a nationwide annual cap for the Schools and Libraries Fund of $2.25 billion and $.4 billion for the rural Healthcare fund.

On June 22, 1998, the FCC released its Fifth Order on Reconsideration and 4th Report and Order in the Universal Service proceeding. In that order, the FCC did not adjust the annual caps for the new funds; rather, they adjusted the maximum amounts that may be collected and spent during 1998 and the first six months of 1999. Specifically, the FCC directed that nationwide, no more than $100 be committed for the Rural Health Care program in 1998 and no more than $1.925 billion be committed for the Schools and Libraries program for 1998 and the first two quarters of 1999. On an annual basis, the Corporation's contribution to the Universal Service Fund is estimated to be approximately $18. This expense is partially offset through a variety of mechanisms including the retail pricing structure, interstate access rates and direct surcharges.

The FCC released its Third Report and Order on May 12, 1998, on Cost Recovery for Long-Term Number Portability ("LNP"). LNP refers to the customer's ability to retain the same local telephone number after changing to a new local service provider. The FCC determined that incumbent local exchange carriers may recover some portion of the cost of implementing LNP over five years (beginning at the earliest in the first quarter of 1999), through monthly charges to end users. In addition, recovery of LNP costs will be accomplished through ongoing charges for LNP query services performed for other carriers.

State

Effective April 1, 1996, the DPUC replaced traditional rate of return regulation with alternative (price-based) regulation, during the transition to full competition. Alternative regulation includes a five-year monitoring period on financial results and a price cap formula applied to certain services categorized as non-competitive. In a draft decision, the DPUC set forth requirements for the Telephone Company's price cap filing for the rate year June 1, 1998 to May 31, 1999. The draft decision requires the application of the price cap formula to revenues from basic local residential service, basic local business service and directory assistance services which, under alternative regulation, were previously subject to a rate cap which expired on January 1, 1998. If the draft decision is not modified, the Telephone Company will be required to reflect reduced revenues associated with these services for the period January 1, 1998 to May 31, 1998, as well as revenues for applicable non-competitive retail services for the rate year June 1, 1998 to May 31, 1999. While the DPUC concurred with the Telephone Company that it is not desirable to lower the price of basic local residential service further below cost, the Telephone Company may be required to lower rates for other non-competitive services to reflect the revenue impact of applying the price cap formula to basic local residential service. The Telephone Company has submitted written exceptions to the draft decision and has presented oral arguments to the DPUC. If the draft decision is not amended, an estimated $20 of revenue reductions will occur over the rate year June 1, 1998 to May 31, 1999. A final decision is expected in the third quarter of 1998.

In final decisions, the DPUC denied the Telephone Company's application to reclassify private line services, direct inward dialing, hunting services and custom calling service from the non-
competitive  to the emerging-competitive category.   Approval  to
reclassify these services to emerging-competitive

Form 10-Q - Part I  Southern New England Telecommunications Corporation

would have placed them outside the price cap formula. The impact of these decisions, which approximates $3, have been included in the previously-discussed $20 revenue reduction associated with the June 1, 1998 to May 31, 1999 rate year.

As part of its June 25, 1997 decision allowing the Corporation to restructure and establish separate retail (CLEC) and wholesale (i.e., incumbent local exchange carrier or "ILEC") organizations, the DPUC mandated that Connecticut customers choose their local exchange carrier via a balloting process. In order for the balloting process to commence, the ILEC must demonstrate that the systems offered to all CLECs provide full technical and operational support on a comparable basis. The DPUC will examine and critically evaluate the respective Operation Support Systems ("OSS") platforms offered to the CLECs. The DPUC's evaluation will determine the suitability of the ILEC's OSS to support a competitive local exchange market and will determine if the interfaces proposed by the ILEC offer the comparability required under the provisions of the Federal Telecommunications Act of
1996. On February 25, 1998, the DPUC issued a draft decision in the OSS docket and concluded that by providing access to the same system that the Corporation's CLEC would use, the ILEC has provided a comparable interface. On July 13, 1998, the Telephone Company notified the DPUC it has completed the implementation of
its  OSS  Plan  filed  with the  DPUC in  March  1998.   The
Telephone Company will demonstrate its Wholesale Customer Information Window interface at the DPUC on August 26, 1998. Hearings in the OSS Docket are scheduled for September 1-4 with a final decision due from the Department on November 18, 1998.

In February 1998, the DPUC opened two new dockets to examine the provision of: (i) combinations of unbundled network elements ("UNE") and (ii) shared transport to CLECs. In a final decision, the DPUC has required that the Telephone Company offer UNE combinations. UNE combinations have not yet been defined and this will be the subject of ongoing proceedings in the docket. The price of the UNE combinations will not be known until after the UNE combinations are defined and a further proceeding on the pricing is conducted. Thus, the revenue impact is unknown until these two steps are completed. On July 24, 1998, the Telephone Company requested the DPUC to reconsider the decision. The
Telephone Company believes that the order requiring the provisioning of rebundled UNEs is inconsistent with federal law as interpreted by the Eighth Circuit Court of Appeals. A decision in the shared transport docket is expected in the third quarter of 1998. Both decisions may affect existing interconnection agreements between the ILEC and CLECs operating in Connecticut.

Included in its June 25, 1997 decision, the DPUC directed the Telephone Company to initiate a "Fresh Look" period from January 1, 1998 until June 1, 1998, on all non-competitive services sold under contracts to its customers. During the "Fresh Look" period any Telephone Company customer who elected to obtain the contracted service from an alternative service provider would not be liable to pay a termination penalty to the Telephone Company as a condition of its contract. Additionally, in February 1998, the DPUC directed the Corporation's payphone operation to offer to payphone location owners a four-month "Fresh Look" period during which payphone location owners may move to an alternative service provider without penalty. This "Fresh Look" period ended on June 30,1998. The "Fresh Look" periods did not have a significant impact on the Telephone Company or the Corporation's payphone operation.


New Accounting Standard
In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" ("SFAS No. 132"). SFAS No. 132 revises certain disclosures employers make about pension and other postretirement benefit plans and will

Form 10-Q - Part I  Southern New England Telecommunications Corporation

not  impact the Corporation's consolidated financial position and results  of operations.  The Corporation will adopt SFAS No.  132 at year-end 1998.


Employee Matters
The  Corporation's bargaining unit employees are  represented  by
the  Connecticut Union of Telephone Workers, Inc.  ("CUTW").   In
early July 1998, it was announced that CUTW members had voted to affiliate with the Communications Workers of America.

At  June  30,  1998,   63%  of the Corporation's  employees  were
represented by the CUTW. The current labor agreement will expire on August 8, 1998. Management and union officials are in the process of negotiating a new labor agreement.

Form 10-Q - Part II  Southern New England Telecommunications Corporation

                  PART II  -  OTHER INFORMATION


Item 1.  Legal Proceedings

         There were no material developments in the second quarter of 1998.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 13, 1998, the Corporation held its Annual Meeting of Shareholders ("Annual Meeting").

   (a) The following persons, having received the FOR votes set opposite their respective names, constituting in excess of a majority of the votes cast at the Annual Meeting for the election of Directors, were duly elected Class III Directors:

             Directors                  For         Withheld
         Richard H. Ayers         54,435,544         790,036
         Frank J. Connor          54,426,283         799,297
         Ira D. Hall              54,420,805         804,775
         Dr. Burton G. Malkiel    54,407,485         818,095
         Frank R. O'Keefe, Jr.    54,378,649         846,931

         If the merger is effected, in accordance with the merger agreement, the terms of office for all elected class III Directors will cease at the effective time of the merger. If the merger is not effected, the terms of office will run until 2001 and until their successors are elected and qualified.

   (b) Shareholders ratified the appointment of PricewaterhouseCoopers LLP, as independent public accountants, to examine the consolidated financial statements of the Corporation for the current year ending December 31, 1998. The vote was 54,583,162 shares  FOR  and  332,535 shares  AGAINST,  with  309,883
         shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K

   (a)   Exhibit

         (27) Financial Data Schedule


   (b)   Reports on Form 8-K

         On April 24, 1998 and April 27, 1998, the Corporation and the Telephone Company, respectively, separately filed reports on Form 8-K, dated April 24, 1998 announcing the Corporation's financial results for the first quarter of 1998.

         On July 27, 1998, the Corporation and the Telephone Company, separately filed reports on Form 8-K, dated July 27, 1998 announcing the Corporation's financial results for the second quarter of 1998.

Form 10-Q - Part II Southern New England Telecommunications Corporation


                           SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                 Southern New England Telecommunications Corporation

August 6, 1998



               /s/ Donald R. Shassian
                   Donald R. Shassian
                   Senior Vice President and Chief Financial Officer